Form 10QSB
period 2005-03-31
Teknik Digital Arts Inc.
filed 2005-05-16
CIK 1299648

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

TEKNIK DIGITAL ARTS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	68 053 9517

State or jurisdiction of incorporation or organization	(I. R. S. Employer Identification No.)

7377 E. Doubletree Ranch Road, Suite #240, Scottsdale, Arizona 85258

(Address of principal executive offices)

(480) 443-1488

(Issuer’s telephone number)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

     On May 16, 2005, the registrant had outstanding 8,825,000 shares of Common Stock, par value $0.001 per share.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

Teknik Digital Arts, Inc. and Subsidiaries
Form 10-QSB
For the Quarter Ended March 31, 2005

	PART I FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2005 (Unaudited) and September 30, 2004	2
	Unaudited Condensed Consolidated Statements of Operations for the Six Months Ended March 31, 2005 and 2004 and for the Three Months Ended March 31, 2005 and 2004	4
	Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2005 and 2004 and for the Three Months Ended March 31, 2005 and 2004	6
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	20
Item 6.	Exhibits	22
EXHIBIT 31
EXHIBIT 32

Part 1. -— FINANCIAL INFORMATION

Item 1. Financial Statements.

TEKNIK DIGITAL ARTS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31,	September 30,
	2005	2004
Current Assets:
Cash and cash equivalents	$3,566	$11,995
Prepaid expenses	8,400	9,762

Total Current Assets	11,966	21,757

Property and equipment, net	8,347	1,124

Other Assets:
Security deposit	3,200	2,200

Total Assets	$23,513	$25,081

Current Liabilities:
Note payable — related party (Note 2)	$389,300	$25,000
Accounts payable	173,954	125,180
Accrued vacation	385	2,406
Capital lease liability	3,804	—
Accrued interest — related party (Note 2)	5,722	15,349

Total Current Liabilities	573,165	167,935

Minority Interest in Joint Venture (Note 6)	37,500	37,500

Total Liabilities and Minority Interest	610,665	205,435

Stockholders’ Equity (Deficit): (Notes 1 and 3)
Common stock — $.001 par value; 50,000,000 shares authorized, 8,825,000 and 8,805,000 shares issued and outstanding, respectively	8,825	8,805
Additional paid-in capital	3,486,810	3,202,830
Deficit accumulated during development stage	(4,082,787)	(3,391,989)

Total Stockholders’ Equity (Deficit)	(587,152)	(180,354)

Total Liabilities and Stockholders’ Equity (Deficit)	$23,513	$25,081

See Accompanying Notes to Condensed Consolidated Financial Statements

TEKNIK DIGITAL ARTS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

					(Unaudited)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	Date of Inception,
	Six	Six	Three	Three	January 29, 2003,
	Months Ended	Months Ended	Months Ended	Months Ended	Through
	March 31,	March 31,	March 31,	March 31,	March 31,
	2005	2004	2005	2004	2005

Sales	$—	$—	$—	$—	$—

Cost of Sales	—	—	—	—	—

Gross Profit	—	—	—	—	—
General and Administrative Expenses	538,321	223,069	331,055	82,725	1,513,175
Research and Development Costs	144,596	191,224	68,058	109,805	2,552,385

Loss from Operations	(682,917)	(414,293)	(399,113)	(192,530)	(4,065,560)

Other Income (Expense):
Interest Expense	(10,053)	(9,249)	(7,151)	(1,452)	(26,818)
Miscellaneous Income	2,172	1,867	420	231	9,591

	(7,881)	(7,382)	(6,731)	(1,221)	(17,227)

Net Loss	$(690,798)	$(421,675)	$(405,844)	$(193,751)	$(4,082,787)

Basic and diluted loss per share (Note 1)	$(0.08)	$(0.06)	$(0.05)	$(0.02)	$(0.55)

Weighted Average Common Shares Outstanding	8,807,637	7,230,000	8,810,333	7,825,000	7,358,668

See Accompanying Notes to Condensed Consolidated Financial Statements

TEKNIK DIGITAL ARTS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For The Period From The Date of Inception, January 29, 2003 Through March 31, 2005

				Deficit
				Accumulated	Total
			Additional	During	Stockholders'
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)
Balance at Inception, January 29, 2003	—	$—	$—	$—	$—

Issuance of common stock for compensation and consulting	6,635,000	6,635	—	—	6,635
Net Loss from inception to September 30, 2003	—	—	—	(339,709)	(339,709)

Balance at September 30, 2003	6,635,000	6,635	—	(339,709)	(333,074)

Conversion of debt to common stock	1,000,000	1,000	499,000	—	500,000
Proceeds from sale of stock	190,000	190	94,810	—	95,000
Warrants issued for compensation	—	—	820,000	—	820,000
Issuance of common stock for compensation and consulting	880,000	880	1,539,120	—	1,540,000

Exercise of warrants	100,000	100	249,900	—	250,000

Net Loss for the twelve months ended September 30, 2004	—	—	—	(3,052,280)	(3,052,280)

Balance at September 30, 2004	8,805,000	8,805	3,202,830	(3,391,989)	(180,354)

Issuance of common stock for compensation and consulting	20,000	20	49,980	—	50,000

Warrants issued for compensation	—	—	234,000	—	234,000

Net Loss for the six months ended March 31, 2005 (Unaudited)	—	—	—	(690,798)	(690,798)

Balance at March 31, 2005 (Unaudited)	8,825,000	$8,825	$3,486,810	$(4,082,787)	$(587,152)

See Accompanying Notes to Condensed Consolidated Financial Statements

TEKNIK DIGITAL ARTS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			(Unaudited)
	(Unaudited)	(Unaudited)	Date of Inception,
	Six	Six	January 29, 2003,
	Months Ended	Months Ended	Through
	March 31,	March 31,	March 31,
	2005	2004	2005
Decrease in Cash and Cash Equivalents:
Cash flows from operating activities:
Net Loss	(690,798)	(421,675)	(4,082,787)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	581	0	620
Common stock and warrants issued for compensation and consulting	284,000	0	2,650,635
Changes in Assets and Liabilities:
Prepaid expenses	1,362	10,025	(8,400)
Security deposit	(1,000)	(2,000)	(3,200)
Accounts payable	48,774	12,499	173,954
Other accrued expenses	(2,021)	374	385
Accrued interest — related party	(9,627)	9,188	5,722

Net cash used by operating activities	(368,729)	(391,589)	(1,263,071)

Cash flows from investing activities:
Purchase of fixed assets	(3,239)	0	(4,402)

Net cash used in investing activities	(3,239)	0	(4,402)

Cash flows from financing activities:
Proceeds from debt payable — related party	364,300	275,624	1,073,538
Proceeds from stock offering	0	100,000	345,000
Repayment of debt — related party	0	0	(184,238)
Payments related to capital lease	(761)	0	(761)
Proceeds from Joint Venture	0	0	37,500

Net cash provided by financing activities	363,539	375,624	1,271,039

Net change in cash and cash equivalents	(8,429)	(15,965)	3,566
Cash and cash equivalents at beginning of period	11,995	16,664	0

Cash and cash equivalents at end of period	3,566	699	3,566

See Accompanying Notes to Condensed Consolidated Financial Statements

TEKNIK DIGITAL ARTS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

			(Unaudited)
	(Unaudited)	(Unaudited)	Date of Inception,
	Six	Six	January 29, 2003,
	Months Ended	Months Ended	Through
	March 31,	March 31,	March 31,
	2005	2004	2005
Supplemental Information:

Interest paid	$18,237	$—	$18,237

Income taxes paid	$—	$—	$—

Non-cash Investing and Financing Activities
Issuance of common stock for repayment of debt related party	$—	$500,000	$500,000
Common Stock and warrants issued for compensation and consulting	$284,000	$—	$2,650,635

Capital lease obligation	$3,804	$—	$3,804

See Accompanying Notes to Condensed Consolidated Financial Statements

TEKNIK DIGITAL ARTS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates

Operations

Teknik Digital Arts, Inc. is a corporation which was duly formed and organized under the laws of the State of Nevada on January 29, 2003.

The Company has not commenced principal operations as of March 31, 2005. As such, the Company is deemed to be in the development stage formed for the purpose of developing interactive entertainment software.

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Teknik Digital Arts, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which include only normal and recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and six months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto for the fiscal year ended September 30, 2004 included in our final prospectus filed on April 6, 2005.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Consolidated Statements

The consolidated financial statements include the accounts of the Company and its subsidiaries, Playentertainment-Teknik, LLC and Pep Pad-Teknik, LLC. All significant intercompany balances and transactions have been eliminated in consolidation. The Company owns 50% of the membership interest of both LLC’s, however, the financial statements of the subsidiaries have been consolidated as the management and operations of Playentertainment-Teknik, LLC and Pep Pad-Teknik, LLC are substantially controlled by Teknik Digital Arts, Inc.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company will derive its revenues from the sale of interactive entertainment software through the Company website.

TEKNIK DIGITAL ARTS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)

Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)

Software Development Costs

The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Capitalization of software development costs begins upon the establishment of technological feasibility of the product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors including, but not limited to, anticipated future gross product revenue, estimated economic life, and changes in software and hardware technology. Amortization of capitalized software development costs begins when the products are available for general release to customers and is computed on a product-by-product basis using straight-line amortization with useful lives of five years or, if less, the remaining estimated economic life of the product. Amounts related to internal software development that could be capitalized under this statement were immaterial.

During the period ended September 30, 2004, the Company entered into an agreement to purchase spam-filter software from Fortune Labs LLC for warrants valued at $40,000. In connection with the agreement, Fortune Labs LLC and its affiliate, Chris Fortune, acquired 190,000 shares of common stock for $95,000. Because the Company did not have a working prototype, the cost of the software purchased was expensed due to the determination that the threshold of technological feasibility was not definitively met.

Income (Loss) Per Share

Basic loss per share of common stock was computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period.

Diluted loss per share is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options that are freely exercisable into common stock at less than the prevailing market price. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. As of March 31, 2004, options to purchase 330,000 shares of the Company’s common stock were not included in the determination of diluted loss per share as their effect was anti-dilutive. As of March 31, 2005, options to purchase 350,000 shares and warrants to purchase 3,300,000 shares of common stock were not included in the determination of diluted loss per share as their effect was anti-dilutive.

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” (“SFAS No. 148”), establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. SFAS 123 also encourages, but does not require, companies to record compensation cost for stock-based employee compensation. The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB25”) and the related interpretations in accounting for its employee stock options. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company’s common stock at the date of grant over the amount an employee must pay to acquire the stock.

TEKNIK DIGITAL ARTS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)

Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)

Stock-Based Compensation (Continued)

We have recorded compensation charges for issuance of stock awards where the exercise price was less than the deemed fair value of the underlying stock for financial accounting purposes. The Company has adopted the disclosure-only provisions of SFAS No. 123.

Most stock options issued to employees or prospective key employees have an exercise price not less than the fair market value of the Company’s common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company’s financial statements for the period from the date of inception, January 29, 2003, through December 31, 2004. Additional shares were issued during the three months ended March 31, 2005, that were valued at $2.50 per share. Accordingly, compensation expense of $234,000 was recorded using the Black Scholes model pricing method. The following table sets forth the computation of pro forma basic and diluted earnings per share, based upon the fair value method:

					(Unaudited)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	Date of Inception,
	Six	Six	Three	Three	January 29, 2003,
	Months Ended	Months Ended	Months Ended	Months Ended	Through
	March 31,	March 31,	March 31,	March 31,	March 31,
Net loss:	2005	2004	2005	2004	2005
As reported	$(690,798)	$(421,675)	$(405,844)	$(193,751)	$(4,082,787)

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	—	—	—	—	—

Pro forma net loss	$(690,798)	$(421,675)	$(405,844)	$(193,751)	$(4,082,787)

Basic loss per share:
As reported	$(0.08)	$(0.06)	$(0.05)	$(0.02)	$(0.55)

Pro forma	$(0.08)	$(0.06)	$(0.05)	$(0.02)	$(0.55)

Diluted loss per share:
As reported	$(0.08)	$(0.06)	$(0.05)	$(0.02)	$(0.55)

Pro forma	$(0.08)	$(0.06)	$(0.05)	$(0.02)	$(0.55)

The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for all grants: expected life of options of 3 years, risk-free interest rates of 2%, volatility at 0-10%, and a 0% dividend yield. This resulted in a portion of the options having been valued at $234,000 or $1.56 per option.

TEKNIK DIGITAL ARTS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)

Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)

In December 2004, the FASB issued Statement No. 123R (“SFAS 123R”), “Share-Based Payment.” This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It requires that the fair-value-based method be used to account for these transactions for all public entities. SFAS 123R is effective for small business issuers for the first reporting period after December 15, 2005 and will effect any stock based compensation issued after that date.

Note 2

Related Party Transactions

On March 1, 2003, the Company established a line of credit with a related party, CodeFire Acquisition Corp. (“CAC”). The line of credit bears interest at a rate of 7% per annum and was originally due on March 1, 2004. The Company renewed the line of credit on March 1, 2004; the line of credit was to remain in effect through March 1, 2005 unless otherwise terminated. On February 23, 2005, the Company renewed the revolving credit facility for an additional year, extending the facility through March 1, 2006, and extending the deadline for amounts due on the note associated with our borrowings under the facility from March 1, 2005 to March 1, 2006. We also renegotiated the aggregate borrowing amount of the facility with CAC, increasing the aggregate amount of the facility from $500,000 to $1,000,000. As of March 31, 2005 and September 30, 2004, the Company had a line of credit of $1,000,000 and $500,000, respectively, related to the aforementioned line of credit. As of March 31, 2005 and September 30, 2004, the Company had $610,700 (unaudited) and $475,000 (audited) of available line of credit.

As of March 31, 2005 and September 30, 2004, there was interest accrued on the note of $5,722 (unaudited) and $15,349 (audited), respectively.

Note 3

Stock Options

The Company, under its 2004 Stock Option Plan, is authorized to grant options for up to 2,000,000 shares of common stock, which consists of authorized, but unissued, or reacquired shares of stock or any combination. Options may be granted as incentive stock options or non-statutory stock options. Incentive Stock Options are granted at the fair market value of the common stock on the date of the grant, and have exercise terms of up to ten years.

The stock options issued to employees typically have an exercise price of not less than the fair market value of the Company’s common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there was no related compensation expense recorded in the Company’s financial statements for the periods from the Date of Inception, January 29, 2003 through December 31, 2004. During the three months ended March 31, 2005, the Company issued 150,000 nonqualified stock options exercisable at $1.00 per share, which is deemed to be less than fair market value at the date of grant. Accordingly, compensation expense of $234,000 was recorded using the Black Scholes model pricing method.

TEKNIK DIGITAL ARTS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)

Note 3
Stock Options (Continued)

A summary of the activity of options under the Plan is as follows:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Outstanding at January 29, 2003	—	$—
Granted	330,000	1.00
Exercised	—	—
Forfeited	—	—

Outstanding at September 30, 2003	330,000	1.00
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at September 30, 2004	330,000	1.00
Granted	150,000	1.00
Exercised	—	—
Forfeited	(130,000)	1.00

Outstanding at March 31, 2005 (Unaudited)	350,000	$1.00

Additional information about outstanding options to purchase the Company’s common stock as of March 31, 2005 is as follows:

	Options Outstanding			Options Exercisable
Weighted
Average
		Remaining	Weighted		Weighted
		Contractural	Average	Number	Average
Exercise	Number of	Life	Exercise	of	Exercise
Price	Shares	(In Years)	Price	Shares	Price
$1.00	350,000	2.00	$1.00	300,000	$1.00

As of July 1, 2003, options to purchase an aggregate of 330,000 shares of common stock options were granted. Options to purchase 110,000 shares of the Company’s common stock become exercisable upon completion of the first six months of employment, and 110,000 more shares for each full year of employment thereafter, for two years. Two employees resigned

TEKNIK DIGITAL ARTS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)

Note 3
Stock Options (Continued)

and forfeited 130,000 options prior to March 31, 2005. During the three months ended March 31, 2005, options to purchase 150,000 shares of the Company’s common stock were granted and became exercisable on March 31, 2005. All options expire three years after date of grant.

Note 4
Warrants

As of March 31, 2005, the Company had outstanding warrants to purchase an aggregate of 3,300,000 shares of common stock.

Additional information about outstanding warrants as of March 31, 2005 is as follows:

Warrants Outstanding			Warrants Exercisable
Weighted
Average
		Remaining		Weighted
		Contractural	Number	Average
Exercise	Number of	Life	of	Exercise
Price	Shares	(In Years)	Shares	Price	Fair Value
$2.50	2,900,000	1.75	2,900,000	$2.50	$0.26
$5.00	400,000	2.75	400,000	$5.00	$0.10

Note 5

Commitments and Contingencies

The Company entered into a lease agreement for office space on April 1, 2004 and subsequently canceled it on May 20, 2004. The Company entered into a new non-cancelable lease for office space October 1, 2004 expiring November 30, 2007. In addition, on March 16, 2005, the Company entered into a separate non-cancellable lease for new office space for a term of two years beginning May 1, 2005 and expiring April 30, 2007. As of March 31, 2005, future minimum lease payments due under both leases are as follows:

Year Ending
September 30	Amount
2005	$16,937
2006	$37,113
2007	$32,887
2008	$4,318

TEKNIK DIGITAL ARTS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)

Note 5
Commitments and Contingencies (Continued)

Rent expense was $12,328 and $14,000 for the six months ended March 31, 2005 and 2004, respectively (unaudited). For the three months ended March 31, 2005 and 2004, rent expense was $6,224 and $2,000, respectively (unaudited). From the date of inception January 29, 2003, through March 31, 2005 rent expense is $43,328 (unaudited).

The Company is a defendant in a lawsuit filed by Codefire, Inc. for alleged breach of contract and other violations. No claim for damages has as yet been filed. The Company believes the suit is without merit and intends to vigorously defend its position. As such, no amount has been accrued in the accompanying financial statements for any potential loss arising from this claim.

The Company has an employment agreement with one of its employees providing for annual compensation of $100,000. As of March 31, 2005, there are 9 months remaining on the contract.

On January 1, 2005, the Company entered into a three year royalty agreement with Ripken Baseball, Inc. (RBI) for rights to develop a mobile interactive electronic baseball game product. Under the terms of the agreement, we are obligated to compensate RBI 20% of all adjusted gross receipts from the sale of such product. RBI also has a conversion option during the first two years of the agreement allowing RBI to convert all future royalties for the greater of 125,000 shares of restricted common stock or such number of shares as equates to an aggregate market value of $250,000. All payments are to be made on a quarterly basis. As of March 31, 2005, the Company has generated no revenue related to the product.

Note 6

Investments – Joint Venture

On March 24, 2004, the Company entered into a Joint Venture and Limited Liability Company Agreement with Playentertainment, L.L.P. to form Playentertainment-Teknik, LLC. The Company owns 50% of the joint venture and was obligated to contribute $37,500 as an initial capital contribution. Under the terms of the joint venture, the Company will be allocated 50% of the net profits/losses attributable to video games published pursuant to the Next Action Star License and 60% of the net profits/losses to video games published pursuant to any other titles developed through the joint venture.

The agreement grants Playentertainment, L.L.P. the right to convert its membership interest in Playentertainment-Teknik, LLC into 200,000 shares of restricted common stock during the first two years of the joint venture. The membership interest conversion value shall not exceed 50% of the then outstanding common stock.

The joint venture will be accounted for under the consolidated method of accounting as the Company is the managing member and has substantial control of the joint venture.

TEKNIK DIGITAL ARTS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)

Note 6
Investments – Joint Venture (Continued)

On October 14, 2004, the Company entered into a Joint Venture and Limited Liability Company Agreement with PEP PAD, LLC to form Pep Pad-Teknik, LLC. The Company owns 50% of the joint venture and will be allocated 50% of the net profits and losses attributable to video games published under the joint venture.

The joint venture agreement entitles PEP PAD, LLC to convert its 50% ownership interest in the joint venture into shares of restricted common stock of the Company commencing one year after the date of the joint venture agreement. PEP PAD, LLC, shall have the right to convert its membership interest into the number of shares (not to exceed one million shares) obtained by dividing ten times the share of the net pre-tax earnings of the joint venture for the most recent fiscal year allocated to PEP PAD, LLC by the prior 90 day average market price per share of common stock. As of March 31,2005, the one year waiting period for the conversion has not lapsed and there have been no pre-tax earnings in the joint venture, therefore, this conversion feature has no current impact on the Company. PEP PAD, LLC assigned its rights to the SDK license to the joint venture. Although approximately $5,000 has been incurred by PEP PAD, LLC to develop the proprietary SDK software, no value has been capitalized by the joint venture as technological feasibility has not yet been established. The joint venture will be accounted for under the consolidated method of accounting as the Company is the managing member and has substantial control of the joint venture.

Note 7

Going Concern

     As discussed in Note 1 the company has been in the development stage since its inception on January 29, 2003. The Company has incurred operating losses and negative cash flows from its operations to date. Realization of a major portion of the assets is dependent upon the company’s ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operations.

Special Note Regarding Forward-Looking Statements

     This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In making such statements, we must rely on estimates and assumptions drawn in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. These estimates and assumptions are inherently subject to significant business, economic and competitive uncertainties, many of which are beyond our control. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed or implied in any forward-looking statements made by us, or on our behalf.

     In particular, the words “expect,” “anticipate,” “estimate,” “may,” “will,” “should,” “intend,” “believe,” and similar expressions are intended to identify forward-looking statements. In light of the risks and uncertainties inherent in all forward-looking statements, you should not consider the inclusion of forward-looking statements in this report to be a representation by us or any other person that our objectives or plans will be achieved.

     Risks and uncertainties that could cause actual results to differ from our forward-looking statements include those discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report.

     We undertake no obligation to update our forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

     The “Teknik Digital Arts” family of related marks, images and symbols are our properties and trademarks. All other trademarks, tradenames and service marks appearing in this report are the property of their respective holders. References to “Teknik Digital Arts,” “we,” “us,” “our,” or similar terms refer to Teknik Digital Arts Inc. together with its consolidated subsidiaries.

Overview

     Teknik Digital Arts publishes interactive video game and instructional software for play on mobile telephones, personal computers and video game consoles. We have developed a prototype game and order processing system for personal computers and plan to shortly launch mobile phone video games we have developed based on highly visible, exclusively-licensed consumer content. We plan to continue to license highly visible consumer content, such as popular motion pictures, television shows, characters, and sports figures, and develop mobile phone, personal computer and console entertainment applications based on these licensed properties.

     We plan to launch mobile phone games based on Fear Factor and Next Action Star during by the third quarter of fiscal 2005. We have also obtained an exclusive license to develop a mobile phone game around professional golfer Phil Mickelson, which will include an instructional series developed by Mickelson’s short game teacher, Dave Pelz, and his swing coach, Rick Smith. Since our inception, our aggregate net expenditures of $4,082,787 have been devoted primarily to research and development efforts.

     As of March 31, 2005, we had three full time employees, including one in product development, one in sales and marketing and one in finance, general and administrative. We intend to hire additional employees as needed. We also retain independent contractors from time to time to provide various services, primarily in connection with our software development and sales activities. We are not subject to any collective bargaining agreements and we believe that our relationship with our employees is good.

Summary Plan of Operations

     Presently, we require approximately $30,000 to $40,000 per month to fund our recurring operations. This amount may increase as we expand our development efforts to include additional product offerings. Substantially all of our cash needs are attributable to research and development expenses. As of the date of this report, we have funded our working capital requirements from past borrowings under our revolving line of credit and, to a lesser extent, from the sale of equity securities. Assuming our capital requirements remain consistent with our current growth plan, we intend to fund our working capital requirements over the next 12 months through availability under our revolving credit facility. As of March 31, 2005, $610,700 is available for borrowing under our revolver. We currently anticipate that if our capital requirements increase and we are, therefore, required to raise additional capital, we will raise such additional funds through the sale of equity or debt securities and from the exercise of outstanding warrants. The amount of funds raised, if any, will determine what additional projects we will be able to undertake. No assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on terms acceptable to us. In addition, no assurance can be given that our outstanding warrants will be exercised, if ever, at a time when we may need such funds for our operations.

     Over the next 12 months, we plan to continue to devote research and development resources to our planned mobile phone product offerings, Fear Factor and Next Action Star, as well as development of our interactive golf and car racing entertainment software. We currently have sufficient availability under our revolving credit facility to fund operations through the planned launch of Fear Factor and Next Action Star by the third quarter of 2005. We anticipate that it will take three months to develop the golf-related products and an additional three months to develop the car racing video game, as each is discussed below. We also plan to begin work on developing a physically interactive video game and instructional software as well as the car racing software for personal computers and console game platforms.

Revenue

     Although we have not yet generated revenue, our business model contemplates that we will derive revenue from two sources: one time fees charged in connection with the initial sale of our products and monthly subscriptions. We plan to generate revenue from the sale of applications for mobile phones, personal computers and console game systems.

Expenses

     The major expense we anticipate in the near term will be the direct cost of developing, refining, and updating our mobile phone products and additional personal computer and console products. We anticipate that we will incur an additional $50,000 to $75,000 in expenses in developing Fear Factor if we launch this product by the third quarter of 2005. General and administrative expenses consist primarily of employee salaries and related payroll expenses, stock-based compensation, lease payments and utilities costs for our office facility, consulting fees, professional fees, insurance, and office expenses.

     The President and Director of Art/Animation of the Company, Corey Comstock, has extensive experience developing software products. Based on his knowledge and experience and the financial management background of the other members of management, the Company executes detailed planning of the scope and cost of each project before a development team, either internal or external, is engaged. Our modular design philosophy assists with managing these costs as smaller projects are far easier to predict and control than larger efforts. In some cases, we will license the name or likeness of a well known person, character or object, such as sports teams and venues, comic book characters, or movie stars, to include in the content under development. In the case of mobile applications, these licenses may represent a significant portion of the upfront cost of the project. The popularity of the person or object licensed can reduce the risk of the project by creating instant recognition for the end product. We intend to continue to develop our products both internally and through third parties. We expect that our research and development expenses will increase as we expand our product offerings. As the Company grows, we may need to hire additional employees in connection with the animation and software development efforts of new products.

     We will incur operational costs associated with customer support and maintaining our web presence. In the future, we believe much of the customer support for our online products may be handled online via chat messaging or e-mail. Some expense may be incurred in the future to offer customer service via phone but this will not be a requirement for our core market. Initial customer service for our mobile products will be provided by the carriers. We intend to maintain our website and application servers in a professional hosting environment. The expenses incurred to maintain a professional web presence consist of hosting space, including security, redundant power supply, and fire suppression, as well as access to redundant broadband networks, personnel to conduct preventive and emergency site maintenance, and backup/disaster recovery systems.

     Sales and marketing expenses will consist primarily of salaries and related expenses for our direct sales force and marketing personnel, commissions to independent sales staff, marketing programs and advertising campaigns. Management intends to use its experience and connections within the software industry to promote and market our products. We expect our sales and marketing expenses will increase materially when operations commence and we expand our product offerings and launch an international presence.

     General and administrative expenses consist primarily of salaries and related expenses for finance and other administrative personnel, facilities and occupancy charges, professional fees and bad debt expense. We expect our general and administrative expenses to increase as we expand our staff, build our infrastructure, grow our business and incur costs associated with being a public company. As a percentage of revenue, we expect to see a reduction in general and administrative expenses as our revenues increase.

     We have incurred significant expenses from inception through March 31, 2005 primarily attributable to one-time, non-recurring charges incurred during our development stage. Since our inception, we have incurred a net loss of $4,082,787. Approximately $2,650,635 of expenses have been attributable to one-time, non-recurring, non-cash charges taken since inception related to stock issuances for compensation and consulting.

Comparisons of the three months ended March 31, 2005 and 2004

     Our general and administrative expenses increased approximately 300% from $82,725 for the three months ended March 31, 2004 to $331,055 for the three months ended March 31, 2005. The increase was primarily due to non-cash compensation expense related to the issuance of stock options and common stock as well as increased professional fees incurred in conjunction with the filing of the prospectus. Research and development costs decreased approximately 38% from $109,805 for the three months ended March 31, 2004 to $68,058 for the three months ended March 31, 2005. This decrease is attributable to more resources and up-front costs being required in the early development phases of product development in the three months ended March 31, 2004.

Comparisons of the six months ended March 31, 2005 and 2004

     Our general and administrative expenses increased approximately 141% from $223,069 for the six months ended March 31, 2004 to $538,321 for the six months ended March 31, 2005. The increase was primarily due to non-cash compensation expense related to the issuance of stock options and common stock as well as increased professional fees incurred in conjunction with the filing of the prospectus. Research and development costs decreased approximately 24% from $191,224 for the six months ended March 31, 2004 to $144,596 for the six months ended March 31, 2005. This decrease is attributable to more resources and up-front costs being required in the early development phases of product development during the six months ended March 31, 2004.

Liquidity and capital resources

     Our primary sources of liquidity are proceeds from past borrowings under our revolving line of credit and, to a lesser extent, proceeds from the sale of equity securities. Our line of credit has a term of one year (renewable annually on March 1), and is being provided by a related party, CodeFire Acquisition Corp., or CAC, which holds 11.3% of our issued and outstanding common stock. There are no material affirmative or negative covenants under our line of credit. We had borrowing availability under the line of credit of $500,000 at September 30, 2004, and $1,000,000 at March 31, 2005. We borrowed $25,000 under the line of credit through September 30, 2004 and an aggregate of $389,300 through March 31, 2005. Accordingly, as of September 30, 2004 and March 31, 2005, we had borrowing availability of $475,000 and $610,700, respectively, under the line of credit.

     As of September 30, 2004 and March 31, 2005, we had cash and equivalents amounting to $11,995 and $3,566, respectively, and prepaid expenses of $9,762 and $8,400 respectively. Our liquidity needs are primarily to fund working capital requirements, including general and administration and developmental expenses. The largest use of our funds is developmental expenses, consisting primarily of salaries and related expenses.

     As of March 31, 2005, we had total current liabilities of $573,165 and had total current assets of $11,966, with our current liabilities exceeding our current assets by $561,199. As of September 30, 2004, we had total current liabilities of $167,935 and had total current assets of $21,757, with our current liabilities exceeding our current assets by $146,478.

     As a result of the renewal and the increase in borrowing availability under the revolving credit facility, management believes that its borrowing capacity under its revolving line of credit, together with future sales of equity or debt securities, will provide the Company with its immediate financial requirements to enable it to continue as a going concern. The raising of additional capital in public or private markets will primarily be dependent upon prevailing market conditions and the demand for the Company’s products and services. No assurances can be given that the Company will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on terms acceptable to the Company. In the event we are unable to raise additional funds, we could be required to either substantially reduce or terminate our operations. Except for the factors set forth in the section of this report related to “Risk Factors,” we are not aware of any material trend, event or capital commitment, which would potentially adversely affect our liquidity.

     Although we are currently able to pay our debts as they become due, if our expenses exceed our borrowing availability, which we do not presently anticipate, we may not have sufficient cash to satisfy our liquidity needs for the upcoming twelve months. As a result of the operating losses and negative cash flows incurred since our inception in January 2003, our independent auditor has included an explanatory paragraph in its report on our financial statements, expressing substantial doubt regarding our ability to continue as a going concern. This means that the auditor questions whether we can continue in business. Investors in our securities should carefully review the report prepared by our auditor. Our ability to continue in the normal course of business is dependent upon our access to additional capital, as discussed above, and the success of our future operations. The success of our future operations is dependent on our ability to deploy our products and applications, generate significant revenue from the sale of our products and product applications and licensing of related products and services and establish and maintain broad market acceptance for our products.

Off-Balance sheet arrangements

     We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we have not entered into any derivative contracts nor do we have any synthetic leases.

Item 3. Controls and Procedures.

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon that evaluation, the Chief Executive Officer/ Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the quarterly period covered by this report. No change in the internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

     The Company is from time to time involved in legal proceedings arising from the normal course of business. The Company is a defendant in a lawsuit filed by Codefire, Inc. for alleged breach of contract and other violations. No claim for damages has as yet been filed. The Company believes the suit is without merit and intends to vigorously defend its position. As such, no amount has been accrued in the accompanying financial statements for any potential loss arising from this claim.

Item 6. Exhibits.

     (a) The following exhibits are filed herewith pursuant to Regulation S-B.

No.	Description

31	Section 302 Certification of Chief Executive Officer and Chief Financial Officer

32	Section 906 Certifications

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEKNIK DIGITAL ARTS, INC.
Dated: May 16, 2005	By:	/s/ John R. Ward
John R. Ward
Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

Exhibit		Method
No.	Description	of Filing

31	Certification of Chief Executive Officer	(a)
32	Certification Pursuant to18 U.S.C. Section 1350	(a)

(a) Filed herewith