Form 10QSB
period 2005-06-30
Teknik Digital Arts Inc.
filed 2005-08-15
CIK 1299648

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
Form 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
TEKNIK DIGITAL ARTS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	68 053 9517

State or jurisdiction of incorporation or organization	(I. R. S. Employer Identification No.)
P.O. Box 2800-314, Scottsdale, Arizona 85258

(Address of principal executive offices)
(480) 443-1488

(Issuer’s telephone number)
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☑ No ☐
     On August 12, 2005, the registrant had outstanding 9,125,000 shares of Common Stock, par value $0.001 per share.
     Transitional Small Business Disclosure Format: Yes ☐ No ☑

TEKNIK DIGITAL ARTS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Teknik Digital Arts, Inc. and Subsidiaries
Form 10-QSB
For the Quarter Ended June 30, 2005

PART I FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2005 (Unaudited) and September 30, 2004	1
	Unaudited Condensed Consolidated Statements of Operations for the Nine Months Ended June 30, 2005 and 2004 and for the Three Months Ended June 30, 2005 and 2004	2
	Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2005 and 2004	4
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
PART II OTHER INFORMATION
Item 1.	Legal Proceedings.	17
Item 6.	Exhibits.	17
EX-31.1
EX-31.2
EX-32.1
EX-32.2

TEKNIK DIGITAL ARTS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	June 30,	September 30,
	2005	2004
Current Assets:
Cash and cash equivalents	$983	$11,995
Prepaid expenses	36,853	9,762

Total Current Assets	37,836	21,757

Property and equipment, net	8,010	1,124

Other Assets:
Security deposit	3,200	2,200
Deferred compensation	765,438	—

	768,638	2,200

Total Assets	$814,484	$25,081

Current Liabilities:
Note payable — related party (Note 2)	$513,150	$25,000
Notes payable	19,166	—
Accounts payable	239,787	125,180
Accrued vacation	769	2,406
Capital lease liability	3,233	—
Accrued interest — related party (Note 2)	7,689	15,349

Total Current Liabilities	783,794	167,935

Minority Interest in Joint Venture (Note 6)	37,500	37,500

Total Liabilities and Minority Interest	821,294	205,435

Stockholders’ Equity (Deficit): (Notes 1 and 3)
Common stock — $.001 par value; 50,000,000 shares authorized, 9,125,000 and 8,805,000 shares issued and outstanding, respectively	9,125	8,805
Additional paid-in capital	4,314,010	3,202,830
Deficit accumulated during development stage	(4,329,945)	(3,391,989)

Total Stockholders’ Equity (Deficit)	(6,810)	(180,354)

Total Liabilities and Stockholders’ Equity (Deficit)	$814,484	$25,081

See accompanying notes to condensed consolidated financial statements.

TEKNIK DIGITAL ARTS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					Date of Inception,
	Nine	Nine	Three	Three	January 29, 2003,
	Months Ended	Months Ended	Months Ended	Months Ended	Through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004	2005
Sales	$—	$—	$—	$—	$—

Cost of Sales	—	—	—	—	—

Gross Profit	—	—	—	—	—
General and Administrative Expenses	708,874	127,644	170,553	26,391	1,683,728
Research and Development Costs	211,476	587,061	66,880	274,021	2,619,265

Loss from Operations	(920,350)	(714,705)	(237,433)	(300,412)	(4,302,993)

Other Income (Expense):
Interest Expense	(19,778)	(12,212)	(9,725)	(2,963)	(36,543)
Miscellaneous Income	2,172	13,597	—	11,730	9,591

	(17,606)	1,385	(9,725)	8,767	(26,952)

Minority Interest Portion of Loss	—	28,360	—	28,360	—

Net Loss	$(937,956)	$(684,960)	$(247,158)	$(263,285)	$(4,329,945)

Basic and diluted loss per share (Note 1)	$(0.11)	$(0.09)	$(0.03)	$(0.03)	$(0.58)

Weighted Average Common Shares Outstanding	8,824,414	7,444,270	8,857,967	7,881,703	7,513,182

See accompanying notes to condensed consolidated financial statements.

TEKNIK DIGITAL ARTS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
For The Period From The Date of Inception, January 29, 2003 Through June 30, 2005

				Deficit
				Accumulated	Total
			Additional	During	Stockholders'
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)
Balance at Inception, January 29, 2003	—	$—	$—	$—	$—

Issuance of common stock for compensation and consulting	6,635,000	6,635	0	0	6,635
Net Loss from inception to September 30, 2003	0	0	0	(339,709)	(339,709)

Balance at September 30, 2003	6,635,000	6,635	0	(339,709)	(333,074)

Conversion of debt to common stock	1,000,000	1,000	499,000	0	500,000
Proceeds from sale of stock	190,000	190	94,810	0	95,000
Warrants issued for compensation	0	0	820,000	0	820,000
Issuance of common stock for compensation and consulting	880,000	880	1,539,120	0	1,540,000
Exercise of warrants	100,000	100	249,900	0	250,000
Net Loss for the twelve months ended September 30, 2004	0	0	0	(3,052,280)	(3,052,280)

Balance at September 30, 2004	8,805,000	8,805	3,202,830	(3,391,989)	(180,354)
Issuance of common stock for compensation and consulting	20,000	20	49,980	0	50,000
Warrants issued for compensation	0	0	234,000	0	234,000
Stock and warrants issued in conjunction with equity conversion	300,000	300	827,200		827,500
Net Loss for the nine months ended June 30, 2005 (Unaudited)	0	0	0	(937,956)	(937,956)

Balance at June 30, 2005 (Unaudited)	9,125,000	$9,125	$4,314,010	$(4,329,945)	$(6,810)

See accompanying notes to condensed consolidated financial statements.

TEKNIK DIGITAL ARTS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Date of Inception,
	Nine	Nine	January 29, 2003,
	Months Ended	Months Ended	Through
	June 30,	June 30,	June 30,
	2005	2004	2005
Decrease in Cash and Cash Equivalents:
Cash flows from operating activities:
Net Loss	$(937,956)	$(684,960)	$(4,329,945)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	917	0	956
Minority interest portion of loss	0	(28,360)	0
Common stock and warrants issued for compensation and consulting	284,000	171,000	2,650,635
Common stock and warrants issued in conjunction with equity conversion	62,062		62,062
Changes in Assets and Liabilities:
Prepaid expenses	(27,091)	5,187	(36,853)
Security deposit	(1,000)	0	(3,200)
Accounts payable	114,607	63,176	239,787
Other accrued expenses	(1,637)	625	769
Accrued interest — related party	(7,660)	11,723	7,689

Net cash used by operating activities	(513,758)	(461,609)	(1,408,100)

Cash flows from investing activities:
Purchase of fixed assets	(3,239)	0	(4,402)

Net cash used in investing activities	(3,239)	0	(4,402)

Cash flows from financing activities:
Proceeds from debt payable — related party	488,150	331,638	1,197,388
Proceeds from debt payable	19,166	0	19,166
Proceeds from stock offering	0	345,000	345,000
Repayment of debt — related party	0	(184,238)	(184,238)
Payments related to capital lease	(1,331)	0	(1,331)
Proceeds from Joint Venture	0	37,500	37,500

Net cash provided by financing activities	505,985	529,900	1,413,485

Net change in cash and cash equivalents	(11,012)	68,291	983
Cash and cash equivalents at beginning of period	11,995	16,664	0

Cash and cash equivalents at end of period	$983	$84,955	$983

See accompanying notes to condensed consolidated financial statements.

TEKNIK DIGITAL ARTS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

			Date of Inception,
			January 29, 2003,
	Nine months Ended	Nine months Ended	Through June 30,
	June 30, 2005	June 30, 2004	2005
Supplemental Information:
Interest paid	$23,958	$—	$23,958
Income taxes paid	$—	$—	$—

Non-cash Investing and Financing Activities
Issuance of common stock for repayment of debt related party	$—	$500,000	$500,000
Common Stock and warrants issued for compensation and consulting	$1,111,500	$171,000	$3,478,135
Capital lease obligation	$3,233	$—	$3,233
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)
Presentation of Interim Information:
     The condensed consolidated financial statements included herein have been prepared by Teknik Digital Arts Inc. (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our Form SB-2 filed for the period ended September 30, 2004 as filed with the SEC under the Securities and Exchange Act of 1933. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at June 30, 2005 and the results of our operations and cash flows for the periods presented. The September 30, 2004 consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
     Interim results are subject to significant seasonal variations and the results of operations for the three months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.
Nature of Corporation
     Teknik Digital Arts, Inc. (the “Company”) was organized under the laws of the State of Nevada on January 29, 2003. The principal business purpose of the Company is to publish interactive video games and instructional software for play on mobile telephones, personal computers and video game consoles.
     The Company has not commenced principal operations as of June 30, 2005. As such, the Company is deemed to be in the development stage formed for the purpose of developing interactive entertainment software.
Liquidity
     The Company has generated an accumulated net loss of $4,329,945 (unaudited) from the date of inception January 29, 2003 through June 30, 2005. Our primary sources of liquidity are proceeds from borrowings under our revolving line of credit and, to a lesser extent, proceeds from the sale of equity securities.
Revenue Recognition
     The Company will derive its revenues from the sale of interactive entertainment software through the Company website. As of June 30, 2005 the Company has generated no material revenues.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)
and its affiliate, Chris Fortune, acquired 190,000 shares of common stock for $95,000. Because the Company did not have a working prototype, the cost of the software purchased was expensed due to the determination that the threshold of technological feasibility was not definitively met.
Consolidated Statements
     The consolidated financial statements include the accounts of the Company and its subsidiary, Playentertainment-Teknik, LLC. All significant intercompany balances and transactions have been eliminated in consolidation. The Company owns 50% of the membership interest of the LLC, however, the financial statements of the subsidiary has been consolidated as the management and operations of Playentertainment-Teknik, LLC is substantially controlled by Teknik Digital Arts, Inc.
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
Loss Per Share
     Basic loss per share of common stock was computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period.
     Diluted loss per share is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options that are freely exercisable into common stock at less than the prevailing market price. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. As of June 30, 2004, options to purchase 330,000 shares of the Company’s common stock were not included in the determination of diluted loss per share as their effect was anti-dilutive. As of June 30, 2005, options to purchase 350,000 shares and warrants to purchase 3,550,000 shares of common stock were not included in the determination of diluted loss per share as their effect was anti-dilutive.
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
     Most stock options issued to employees or prospective key employees have an exercise price not less than the fair market value of the Company’s common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company’s financial statements for the period from the date of inception, January 29, 2003, through December 31, 2004. During the nine months ended June 30, 2005, 150,000 options were issued to an outside consultant who subsequently became an employee. These options were valued at $1.56 per option, accordingly, compensation expense of $234,000 was recorded using the Black Scholes model pricing method. The following table sets forth the computation of pro forma basic and diluted earnings per share, based upon the fair value method:

					(Unaudited)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	Date of Inception,
	Nine	Nine	Three	Three	January 29, 2003,
	Months Ended	Months Ended	Months Ended	Months Ended	Through
	June 30,	June 30,	June 30,	June 30,	June 30,
Net loss:	2005	2004	2005	2004	2005
As reported	$(937,956)	$(684,960)	$(247,158)	$(263,285)	$(4,329,945)

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	—	—	—	—	—

Pro forma net loss	$(937,956)	$(684,960)	$(247,158)	$(263,285)	$(4,329,945)

Basic loss per share:
As reported	$(0.11)	$(0.09)	$(0.03)	$(0.03)	$(0.58)

Pro forma	$(0.11)	$(0.09)	$(0.03)	$(0.03)	$(0.58)

Diluted loss per share:
As reported	$(0.11)	$(0.09)	$(0.03)	$(0.03)	$(0.58)

Pro forma	$(0.11)	$(0.09)	$(0.03)	$(0.03)	$(0.58)

     The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for all grants: expected life of options of 3 years, risk-free interest rate of 2%, volatility at 0-10%, and a 0% dividend yield. This resulted in a portion of the options having been valued at $234,000 or $1.56 per option.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 2
Related Party Transactions
     On March 1, 2003, the Company established a line of credit with a related party, CodeFire Acquisition Corp. (“CAC”). The line of credit bears interest at a rate of 7% per annum and was originally due on March 1, 2004. The Company renewed the line of credit on March 1, 2004; the line of credit was to remain in effect through March 1, 2005 unless otherwise terminated. On February 23, 2005, the Company renewed the revolving credit facility for an additional year, extending the facility through March 1, 2006, and extending the deadline for amounts due on the note associated with our borrowings under the facility from March 1, 2005 to March 1, 2006. We also renegotiated the aggregate borrowing amount of the facility with CAC, increasing the aggregate amount of the facility from $500,000 to $1,000,000. As of June 30, 2005 and September 30, 2004, the Company had a line of credit of $1,000,000 and $500,000, respectively, related to the aforementioned line of credit. As of June 30, 2005 and September 30, 2004, the Company had $486,850 (unaudited) and $475,000 (audited) of available line of credit.
As of June 30, 2005 and September 30, 2004, there was interest accrued on the note of $7,689 (unaudited) and $15,349 (audited), respectively.
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
     The stock options issued to employees typically have an exercise price of not less than the fair market value of the Company’s common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there was no related compensation expense recorded in the Company’s financial statements for the periods from the Date of Inception, January 29, 2003 through December 31, 2004. During the nine months ended June 30, 2005, the Company issued 150,000 nonqualified stock options exercisable at $1.00 per share, which is deemed to be less than fair market value at the date of grant. Accordingly, compensation expense of $234,000 was recorded using the Black Scholes model pricing method.
     A summary of the activity of options under the Plan is as follows:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Outstanding at January 29, 2003	—	$—
Granted	330,000	1.00
Exercised	—	—
Forfeited	—	—

Outstanding at September 30, 2003	330,000	1.00
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at September 30, 2004	330,000	$1.00
Granted	150,000	1.00
Exercised	—	—
Forfeited	(130,000)	1.00

Outstanding at June 30, 2005 (Unaudited)	350,000	$1.00

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 3
Stock Options (Continued)
     Additional information about outstanding options to purchase the Company’s common stock as of June 30, 2005 is as follows:

	Options Outstanding			Options Exercisable
Weighted
Average
		Remaining	Weighted		Weighted
		Contractural	Average	Number	Average
Exercise	Number of	Life	Exercise	of	Exercise
Price	Shares	(In Years)	Price	Shares	Price
$1.00	350,000	1.75	$1.00	300,000	$1.00
     As of July 1, 2003, options to purchase an aggregate of 330,000 shares of common stock options were granted. Options to purchase 110,000 shares of the Company’s common stock become exercisable upon completion of the first six months of employment, and 110,000 more shares for each full year of employment thereafter, for two years.
     Two employees resigned and forfeited 130,000 options prior to June 30, 2005. During the three months ended June 30, 2005, options to purchase 150,000 shares of the Company’s common stock were granted and became exercisable on March 31, 2005. All options expire three years after date of grant.
Note 4
Warrants
     As of June 30, 2005, the Company had outstanding warrants to purchase an aggregate of 3,550,000 shares of common stock.
     Additional information about outstanding warrants as of June 30, 2005 is as follows:

Warrants Outstanding			Warrants Exercisable
		Weighted
		Average
		Remaining		Weighted
		Contractural	Number	Average
Exercise	Number of	Life	of	Exercise
Price	Shares	(In Years)	Shares	Price	Fair Value
$2.50	2,900,000	1.50	2,900,000	$2.50	$0.26
$5.00	400,000	2.50	400,000	$5.00	$0.10
$2.50	250,000	3.00	250,000	$2.50	$0.31
Note 5
Commitments and Contingencies
     The Company entered into a lease agreement for office space on April 1, 2004 and subsequently canceled it on May 20, 2004. The Company entered into a new non-cancelable lease for office space October 1, 2004 expiring November 30, 2007. In addition, on March 16, 2005, the Company entered into a separate non-cancelable lease for new office space

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 5
Commitments and Contingencies (Continued)
     for a term of two years beginning May 1, 2005 and expiring April 30, 2007. As of June 30, 2005, future minimum lease payments due under both leases are as follows:

Year Ending
September 30	Amount
2005	$8,967
2006	$37,113
2007	$32,887
2008	$4,318
     Rent expense was $20,825 and $21,000 for the nine months ended June 30, 2005 and 2004, respectively (unaudited). For the three months ended June 30, 2005 and 2004, rent expense was $8,497 and $7,000, respectively (unaudited). From the date of inception January 29, 2003, through June 30, 2005 rent expense is $51,825 (unaudited).
     The Company is a defendant in a lawsuit filed by Codefire, Inc. for alleged breach of contract and other violations. The claimant seeks injunctive relief, as well as general damages for an unspecified amount. The lawsuit is scheduled for trial in November 2005. Company believes the suit is without merit and intends to vigorously defend its position. As such, no amount has been accrued in the accompanying financial statements for any potential loss arising from this claim.
     The Company has an employment agreement with one of its employees providing for annual compensation of $100,000. As of June 30, 2005, there are 6 months remaining on the contract.
     On January 1, 2005, the Company entered into a three year royalty agreement with Ripken Baseball, Inc. (RBI) for rights to develop a mobile interactive electronic baseball game product. Under the terms of the agreement, we are obligated to compensate RBI 20% of all adjusted gross receipts from the sale of such product. RBI also has a conversion option during the first two years of the agreement allowing RBI to convert all future royalties for the greater of 125,000 shares of restricted common stock or such number of shares as equates to an aggregate market value of $250,000. All payments are to be made on a quarterly basis. As of June 30, 2005, the Company has generated no revenue related to the product.
     On May 3, 2005, the Company entered into a three year royalty agreement with Phil Weber, Inc. (Weber) to perform services for the Company in connection with the promotion, marketing and advertising of a mobile interactive electronic basketball game product (with instructional-training segments incorporated therein). Under the terms of the agreement, we are obligated to compensate Weber 20% of all adjusted gross receipts from the sale of the instructional segment of the product. Weber also has a conversion option during the first two years of the agreement allowing Weber to convert all future royalties for 50,000 shares of restricted common stock and an additional 50,000 shares if a Company approved NBA player is a sponsor of the electronic basketball game. As of June 30, 2005, the Company has generated no revenue related to the product.
     On June 15, 2005, the Company entered into a three year royalty agreement with Joe Johnson (Johnson), c/o SFX Basketball Group, LLC to perform services for the Company in connection with the promotion, marketing and advertising of a mobile interactive electronic basketball game product (with instructional-training segments incorporated therein). Under the terms of the agreement, we are obligated to compensate Johnson 20% of all adjusted gross receipts from the sale of the basketball product to be shared equally with (Weber). Johnson also has a conversion option during the first two years of the agreement allowing Johnson to convert all future royalties for 100,000 shares of restricted common stock. As of June 30, 2005, the Company has generated no revenue related to the product.
Note 6
Investments – Joint Venture
     On March 24, 2004, the Company entered into a Joint Venture and Limited Liability Company Agreement with Playentertainment, L.L.P. to form Playentertainment-Teknik, LLC. The Company owns 50% of the joint venture and was obligated to contribute $37,500 as an initial capital contribution. Under the terms of the joint venture, the Company will be allocated 50% of the net profits/losses attributable to video games published pursuant to the Next Action Star

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 6
Investments – Joint Venture (Continued)
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
     On October 14, 2004, the Company entered into a Joint Venture and Limited Liability Company Agreement with PEP PAD, LLC to form Pep Pad-Teknik, LLC. The Company owns 50% of the joint venture and was to be allocated 50% of the net profits and losses attributable to video games published under the joint venture.
     On June 20, 2005, PEP PAD, LLC converted its interest in the joint venture into 300,000 shares of the Company’s restricted common stock valued at $2.50 per share and 250,000 stock warrants of the Company exercisable at $2.50 per share. The warrants were valued at $0.31 per share using the Black Scholes model pricing method. This transaction resulted in the Company recording $827,500 of deferred compensation expense to be amortized over the 10 year life of the agreement. As of June 30, 2005, deferred compensation expense of $62,062 has been recognized. Prior to the conversion, approximately $5,000 had been incurred by PEP PAD, LLC to develop the proprietary SDK software, no value had been capitalized by the joint venture as technological feasibility had not yet been established.
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
     We plan to launch mobile phone games based on Fear Factor and Next Action Star during by the Company’s fourth quarter of fiscal 2005. We have also obtained an exclusive license to develop a mobile phone game around professional golfer Phil Mickelson, which will include an instructional series developed by Mickelson’s short game teacher, Dave Pelz, and his swing coach, Rick Smith. Since our inception, our aggregate expenditures of $4,329,945 have been devoted primarily to research and development efforts.
     As of June 30, 2005, we had three full time employees, including one in product development, one in sales and marketing and one in finance, general and administrative. We intend to hire additional employees as needed. We also retain independent contractors from time to time to provide various services, primarily in connection with our software development and sales activities. We are not subject to any collective bargaining agreements and we believe that our relationship with our employees is good.
Summary Plan of Operations
     Presently, we require approximately $60,000 to $70,000 per month to fund our recurring operations. This amount has increased during the quarter ended June 30, 2005 primarily due to increased insurance costs and professional fees associated with being a public company. This amount may further increase as we expand our development efforts to include additional product offerings. A substantial amount of our cash needs is attributable to research and development expenses. As of the date of this report, we have funded our working capital requirements from past borrowings under our revolving line of credit and, to a lesser extent, from the sale of equity securities. Assuming our capital requirements remain consistent with our current growth plan, we intend to fund our working capital requirements over the next 12 months through availability under our revolving credit facility. As of June 30, 2005, $486,850 is available for borrowing under our revolver. We currently anticipate that if our capital requirements increase and we are, therefore, required to raise additional capital, we will raise such additional funds through the sale of equity or debt securities and from the exercise of outstanding warrants. The amount of funds raised, if any, will determine what additional projects we will be able to undertake. No assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on terms acceptable to us. In addition, no assurance can be given that our outstanding warrants will be exercised, if ever, at a time when we may need such funds for our operations.
     Over the next 12 months, we plan to continue to devote research and development resources to our planned mobile phone product offerings, Fear Factor and Next Action Star, as well as the further development of our interactive golf and car racing entertainment software. We currently have sufficient availability under our revolving credit facility to fund operations through the planned launch of Fear Factor and Next Action Star by the fourth quarter of fiscal 2005. We anticipate that it will take three to five months to develop the car racing video game. We also plan to begin work on developing a physically interactive video game and instructional software as well as the car racing software for personal computers and console game platforms. We anticipate that during the fourth fiscal quarter of 2005, the golf-related products will be available for sale through the Company’s website.
Revenue
     Although we have not yet generated revenue, our business model contemplates that we will derive revenue from two sources: one time fees charged in connection with the initial sale of our products and monthly subscriptions. We plan to generate revenue from the sale of applications for mobile phones, personal computers and console game systems. We anticipate revenues will be generated beginning in the fourth fiscal quarter of 2005 for the golf-related products.
Expenses
     The major expense we anticipate in the near term will be the direct cost of developing, refining, and updating our mobile phone products and additional personal computer and console products. We anticipate that we will incur an additional $50,000 to $75,000 in expenses in developing our mobile games if we launch these products by the fourth fiscal quarter of 2005 and the first fiscal quarter of 2006. General and administrative expenses consist primarily of employee salaries and related payroll expenses, stock-based compensation, lease payments and utilities costs for our office facility, consulting fees, professional fees, insurance, and office expenses.
     The President and Director of Art/Animation of the Company, Corey Comstock, has extensive experience developing software products. Based on his knowledge and experience and the financial management background of the other members of management, the Company executes detailed planning of the scope and cost of each project before a development team, either internal or external, is engaged. Our modular design philosophy assists with managing these costs, as smaller projects are far easier to predict and control than larger efforts. In some cases, we will license the name or likeness of a well known person, character or object, such as sports teams and venues, comic book characters, or movie stars, to include in the content under development. In the case of mobile applications, these licenses may represent a significant portion of the upfront cost of the project. The popularity of the person or object licensed can reduce the risk of the project by creating instant recognition for the end product. We intend to continue to develop our products both internally and through third parties. We expect that our research and development expenses will increase as we expand our product offerings. As the Company grows, we may need to hire additional employees in connection with the animation and software development efforts of new products.
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
     General and administrative expenses consist primarily of salaries and related expenses for finance and other administrative personnel, facilities and occupancy charges, professional fees and bad debt expense. We expect our general and administrative expenses to increase as we expand our staff, build our infrastructure, grow our business and incur costs associated with being a public company. We expect to see a reduction in general and administrative expenses as a percentage of our revenues as sales increase.
     We have incurred significant expenses from inception through June 30, 2005 primarily attributable to charges incurred during our development stage. Since our inception, we have incurred a net loss of $4,329,945 (unaudited). Approximately $2,712,697 (unaudited) of expenses have been attributable to non-cash charges taken since inception related to stock issuances for compensation and consulting.
Comparisons of the three months ended June 30, 2005 and 2004
     Our general and administrative expenses increased approximately 546% from $26,391 for the three months ended June 30, 2004 to $170,553 for the three months ended June 30, 2005. The increase was primarily due to non-cash compensation expense related to the equity conversion of the PEP PAD, LLC joint venture as well as increased insurance and professional fees incurred in conjunction with becoming a public company. Research and development costs decreased approximately 76% from $274,021 for the three months ended June 30, 2004 to $66,880 for the three months ended June 30, 2005. This decrease is attributable to more resources and up-front costs being required in the early development phases of product development in the three months ended June 30, 2004.
Comparisons of the nine months ended June 30, 2005 and 2004
     Our general and administrative expenses increased approximately 455% from $127,644 for the nine months ended June 30, 2004 to $708,874 for the nine months ended June 30, 2005. The increase was primarily due to non-cash compensation expense related to the issuance of stock for compensation and the equity conversion of the PEP PAD, LLC joint venture. In addition, an increase in insurance and professional fees incurred in conjunction with becoming a public company contributed to the increase. Research and development costs decreased approximately 64% from $587,061 for the nine months ended June 30, 2004 to $211,476 for the nine months ended June 30, 2005. This decrease is attributable to more resources and up-front costs being required in the early development phases of product development during the nine months ended June 30, 2004.
Liquidity and capital resources
     Our primary sources of liquidity are proceeds from past borrowings under our revolving line of credit and, to a lesser extent, proceeds from the sale of equity securities. Our line of credit has a term of one year (renewable annually on March 1), and is being provided by a related party, CodeFire Acquisition Corp., or CAC, which holds 7.2% of our issued and outstanding common stock. There are no material affirmative or negative covenants under our line of credit. We had borrowing limits under the line of credit of $500,000 at September 30, 2004, and $1,000,000 at June 30, 2005. We borrowed $25,000 under the line of credit through September 30, 2004 and an aggregate of $513,150 through June 30, 2005. Accordingly, as of September 30, 2004 and June 30, 2005, we had borrowing availability of $475,000 and $486,850, respectively, under the line of credit.

     As of September 30, 2004 and June 30, 2005, we had cash and equivalents amounting to $11,995 and $983, respectively, and prepaid expenses of $9,762 and $36,853 respectively. Our liquidity needs are primarily to fund working capital requirements, including general and administration and developmental expenses. The largest use of our funds is developmental expenses, consisting primarily of salaries and related expenses as well as insurance expenses related to being a public company.
     As of June 30, 2005, we had total current liabilities of $783,794 and had total current assets of $37,836, with our current liabilities exceeding our current assets by $745,958. As of September 30, 2004, we had total current liabilities of $167,935 and had total current assets of $21,757, with our current liabilities exceeding our current assets by $146,178.
     As a result of the renewal and the increase in borrowing availability under the revolving credit facility, management believes that its borrowing capacity under its revolving line of credit, together with future sales of equity or debt securities, will provide the Company with its immediate financial requirements to enable it to continue as a going concern. The raising of additional capital in public or private markets will primarily be dependent upon prevailing market conditions and the demand for the Company’s products and services. No assurances can be given that the Company will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on terms acceptable to the Company. In the event we are unable to raise additional funds, we could be required to either substantially reduce or terminate our operations. Except for the factors set forth in this report, we are not aware of any material trend, event or capital commitment, which would potentially adversely affect our liquidity.
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
Item 3. Controls and Procedures.
     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the quarterly period covered by this report. No change in the internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
     The Company is from time to time involved in legal proceedings arising from the normal course of business. The Company is a defendant in a lawsuit filed by Codefire, Inc. for alleged breach of contract and other violations. The claimant seeks injunctive relief, as well as general damages for an unspecified amount. The lawsuit is scheduled for trial in November 2005. Company believes the suit is without merit and intends to vigorously defend its position. As such, no amount has been accrued in the accompanying financial statements for any potential loss arising from this claim.
Item 6. Exhibits.
     (a) The following exhibits are filed herewith pursuant to Regulation S-B.

Exhibit		Method
No.	Description	of Filing

10.1	Engagement Letter between Teknik Digital Arts, Inc. and Keith B. Dimond	(1)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

(1)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2005.

*	Filed herewith

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEKNIK DIGITAL ARTS, INC.
Dated: August 12, 2005

By	/s/ John R. Ward
John R. Ward
President and Chief Executive Officer

By	/s/ Keith B. Dimond
Keith B. Dimond
Chief Financial Officer

Index to Exhibits
10.1	Engagement Letter between Teknik Digital Arts, Inc. and Keith B. Dimond

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002