Form 10KSB
period 2005-09-30
Teknik Digital Arts Inc.
filed 2005-12-29
CIK 1299648

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
Form 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2005
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
TEKNIK DIGITAL ARTS, INC.
(name of small business issuer in its charter)

Nevada	68-0539517

State or jurisdiction of	(I. R. S. Employer Identification No.)
incorporation or organization
P.O. Box 2800-314, Carefree, Arizona 85377

(Address of principal executive offices)
(480) 443-1488

(Issuer’s telephone number)
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.001 par value
     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☑ No ☐
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     The issuer’s revenues for the fiscal year ended September 30, 2005 were: $ -0-
     On December 15, 2005, the registrant had outstanding 9,125,000 shares of Common Stock, par value $0.001 per share.
     Transitional Small Business Disclosure Format: Yes ☐ No ☑

i

 ii

Part I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
          The statements contained in this Annual Report on Form 10-KSB that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The Company wishes to caution the reader that these forward-looking statements that are not historical facts are only predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these projections and other forward-looking statements are based upon a variety of assumptions relating to the business of the Company, which, although considered reasonable by the Company, may not be realized. Because of the number and range of assumptions underlying the Company’s projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of the Company, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this report. These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information. Therefore, the actual experience of the Company and the results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by the Company or any other person that these estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.
          We undertake no obligation to update our forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.
          The “Teknik Digital Arts” family of related marks, images and symbols are our properties and trademarks. All other trademarks, tradenames and service marks appearing in this report are the property of their respective holders. References to “Teknik Digital Arts,” “we,” “us,” “our,” or similar terms refer to Teknik Digital Arts, Inc. together with its consolidated subsidiaries.
Item 1. BUSINESS
Company Overview
          Teknik Digital Arts, Inc. publishes interactive video game and instructional software for play on mobile telephones, personal computers and video game consoles. We have developed a prototype game and order processing system for personal computers and have launched mobile phone video games we have developed based on highly visible, exclusively-licensed consumer content. We plan to continue to license highly visible consumer content, such as popular motion pictures, television shows, characters, and sports figures, and develop mobile phone, personal computer and console entertainment applications based on these licensed properties.
          We have developed a mobile phone game based on the television show Fear Factor during the fiscal year ended 2005, due for release in December 2005. We have also launched a mobile phone game around professional golfer Phil Mickelson. We have developed a proprietary mobile media player that is used for the instructional series developed by Mickelson’s short game teacher, Dave Pelz, and his swing coach, Rick Smith, as well as Phil Simms and Chris Simms Football, Cal Ripken Baseball, Phil Weber and Joe Johnson Basketball. Since our inception, our aggregate loss from operations is $5,558,594. This loss has been primarily related to research, development and administrative costs.
          We have assembled a team with not only the creative expertise to generate compelling content but also the technical expertise to enable development of products across the mobile phone, personal computer and console game system platforms. Our principals have previously worked with companies and people such as DreamWorks Interactive, DreamWorks Animation and SquareSoft. We intend to leverage the reputations that our management team has built in the industry to form strategic partnerships that we believe will enable us to create or license digital content that is truly distinctive.
          Customers will order and download mobile phone games through their mobile phone carriers, who will charge customers through their monthly phone bills and retain a percentage of these fees before remitting the balance to us. Customers may also order and download mobile phone games through our website. Electronic distribution of both our personal computer and mobile phone applications relieves us of the typical distribution challenges, such as packaging, shipping and the management of physical inventories.
          As of September 30, 2005, we had three full time employees, including one in product development, one in sales and marketing and one in finance, general and administrative. We intend to hire additional employees as needed. We also retain independent contractors to provide various services, primarily in connection with our software development and sales activities. We are not subject to any collective bargaining agreements and we believe that our relationship with our employees is good.
Our Strengths
          We believe that our competitive strengths include the following:
          Multiple Platforms. We plan to compete in three segments of the electronic game industry: mobile phones, personal computers and console systems. Having products and technical experience in these three industry segments will allow us to be free from dependence on, and exposure to, trends in one segment alone.
          Highly Visible Consumer Content Licenses and Strategic Relationships. Our licenses for Fear Factor, Phil Simms and Chris Simms, Cal Ripken, Phil Weber Assistant Basketball Coach of the Phoenix Suns, Joe Johnson, Professional basketball player, Buddy Rice, Indy 500 winner, and Phil Mickelson golf and our relationship with Gaylord Sports Management Group, LLC (Gaylord) are the result of our commitment to identifying significant licensing opportunities in the sports and entertainment industries, and exploiting such opportunities to develop compelling content for mobile phones, personal computers and console game systems.
          Innovative, Experienced Creative Management. Our creative team led by President Corey Comstock, who was Director of Animation on the Academy Award winning movie Shrek, has extensive experience in the development of unique video games and software applications for wireless devices, personal computers and game consoles. We expect to build on his reputation in the entertainment industry to secure additional licenses for brand-name intellectual property.
Our Strategy
     Our primary growth strategies are as follows:
•	We contemplate entering into additional strategic licensing agreements with respect to high-profile intellectual properties, such as popular motion pictures, television shows, characters, and sports figures, and developing and marketing video games based on these licensed properties.

•	We anticipate assuming the role of publisher or developer, as appropriate, for potential products, outsourcing development activities as we deem advisable to mitigate certain risks and manage up-front expenditures.

•	We intend to focus our marketing efforts with respect to the video games that we develop to generate monthly subscription revenues.
          In addition to the numerous products that we are actively developing, we also contemplate outsourcing development activities with respect to certain licensed properties, when appropriate, to mitigate certain risks and manage up-front expenditures. To the extent we project that development of an application based on a licensed property will be labor-intensive and will require significant allocations of money, we may elect to outsource certain development activities, possibly through a revenue-sharing agreement. Assuming the role of publisher in this manner permits us to defray certain front-loaded expenses and manage the volume of our in-house development efforts.
          Technology, market demographics, and distribution channels vary enormously between the mobile phone, personal computer and console game system marketplaces. We intend to tailor our marketing efforts accordingly.

Major differences between platforms, network operations, and demographics of users will dictate the way we approach each project.
          We believe the core market for our mobile products will be teenagers and young adults in urban markets. Young consumers display the characteristics that match best with our products. This group is mobile, is technologically savvy, stays in close contact with peers, and plays video games. We intend to initially focus on the urban market because we believe that is where the carriers will focus when building out their next generation networks.
          Our personal computer games and online content will be targeted to unique niche markets where existing products do not exist or are deemed by management to be weak.
Our Products
          Mobile Phones. Our mobile phone products under development include games Fear Factor and Next Action Star and the Phil Mickelson golf game with the Dave Pelz and Rick Smith instructional segments.
          Fear Factor and Next Action Star games. We developed Fear Factor during the fiscal year ended 2005. We developed this game under a joint venture with Playentertainment. This product is based on the popular television program for which Playentertainment acquired the game rights to. We have developed this video game for mobile devices using the J2ME platform, and plan to program this game for the BREW platform utilized by Verizon when we have finalized a distribution agreement with them. We have no plans to distribute the mobile game for the discontinued television show, Next Action Star.
          In March 2004, we entered into a joint venture agreement with Playentertainment to develop and market videogames for mobile and console applications, based on licensed high-profile television, motion picture, comic book and celebrity properties. The manager of Playentertainment, L.L.P., Lawrence E. Meyers, has more than twenty years experience in the entertainment industry, and formed Playentertainment, L.L.P. in 2003 for the purpose of leveraging his contacts with broadcast and cable networks, celebrities, movie studios and other organizations to negotiate licensing agreements to develop and market videogames for mobile and console applications. Under the terms of the joint venture, Playentertainment assigned the Next Action Star and Fear Factor mobile licenses to the joint venture, and had agreed to sell the rights under future license agreements to the joint venture on terms mutually agreeable to Playentertainment. Under the terms of the joint venture agreement, Teknik had agreed to perform the game development, publishing, distribution and accounting functions, and will provide financing for the joint venture.
          Under the terms of the joint venture agreement, we have a 50% ownership interest in the joint venture, and we will be allocated 50% of the net profits and losses attributable to video games published under the Next Action Star license and 60% of the net profits and losses to video games published under all other titles. The joint venture agreement entitles Playentertainment to convert its 50% ownership interest in the joint venture into 200,000 shares of our restricted common stock during the first two years of the joint venture. As of the date of this Form 10-KSB, Playentertainment has not converted its ownership interest into any shares of our common stock. In connection with the research and development efforts currently anticipated in connection with the joint venture, we do not expect to purchase or sell any significant equipment or property, but it may be necessary to increase the number of our employees.
          The license for the Fear Factor game grants a five-year exclusive license, in the U.S. and English-speaking Canada, to develop and publish mobile video games for console and personal computer applications using the title, names, logos, trademarks, art work, photographs and related marks and design associated with the “Fear Factor” television show. The license automatically renews for one additional year if a certain minimum guaranteed royalty is met. The license agreement for the Next Action Star game grants a five-year global license to develop and publish video games, for console, personal computer and wireless applications, using the name, logo, content-ideas and copyrights associated with the “Next Action Star” television show. The term of the license may be extended if we are able to meet certain royalty thresholds. However, as mentioned above, we have no plans to distribute the mobile game for the discontinued television show, Next Action Star.
          Phil Mickelson Game and other interactive golf entertainment software. We have entered into multiple agreements under which we will develop interactive golf entertainment software. Under a representation agreement with us, Gaylord will assist us for three years in identifying and obtaining licenses with professional athletes and sponsors for our video games, and will be our exclusive representative for all baseball and golf licensing and sponsorships. As consideration for entering into this agreement, we issued Gaylord 250,000 shares of our restricted common stock. The shares were valued at $2.50 per share.
          Under a three year license agreement with Mickelson, Inc., we will develop, publish and market interactive entertainment software relating to the sport of golf, featuring professional golfer Phil Mickelson. As consideration for entering into this agreement, we issued Mickelson, Inc. 250,000 shares of our restricted common stock. The fair value of these shares is $2.50 per share. Mickelson, Inc. may elect to receive up to 250,000 shares of our common stock and warrants to purchase an additional 500,000 shares at $1.00 per share, for all or any portion of the royalties Mickelson, Inc. earns under the agreement. Because this software is still under development, and we have generated no revenues relating to this product, Mickelson, Inc. does not currently have the right to elect to so convert its royalties.
          Under a three year license agreement with Rick Smith Enterprises, or “RSE”, we will develop, publish and market golf instruction software, featuring golf swing instructor, Rick Smith.
          Finally, under a three year license agreement with Independent Golf Research Corporation, or “IGR”, IGR will provide us with VHS video footage of Dave Pelz, a golf consultant, presenting short game or putting tips, from which footage we will produce mobile instructional segments to be included in our Phil Mickelson Game.
          Buddy Rice car racing video game. Under a three-year license agreement with Buddy Rice Racing, Inc., we will develop, publish and market a car racing video game for mobile, personal computer and console applications, featuring professional race car driver, Buddy Rice. As compensation under the agreement, Buddy Rice Racing, Inc. will receive royalties on net product sales, and may elect, during the first two years of the agreement, to convert its right to receive such royalties into 100,000 shares of restricted common stock and a three-year warrant to purchase 250,000 shares at $2.50 per share. Because this software is still under development and we have generated no revenues relating to this product, Buddy Rice Racing, Inc. does not currently have the right to elect to so convert its royalties. No development has been done on this product to date. We anticipate a prototype to be completed by June 2006.
          Phil Weber basketball game product. The Company entered into a three year agreement with Phil Weber, Inc. (Weber) to perform services for the Company in connection with the promotion, marketing and advertising of a mobile interactive electronic basketball game product (with instructional-training segments incorporated therein). Under the terms of the agreement, we are obligated to compensate Weber 20% of all adjusted gross receipts from the sale of the instructional segment of the product. Weber also has a conversion option during the first two years of the agreement allowing Weber to convert all future royalties for 50,000 shares of restricted common stock and an additional 50,000 shares if a Company approved NBA player is a sponsor of the electronic basketball game. As of September 30, 2005, the Company has generated no revenue related to the product. No development has been done on this product to date. We anticipate a prototype to be completed by June 2006.
          Joe Johnson mobile basketball product. The Company entered into a three year agreement with Joe Johnson (Johnson), c/o SFX Basketball Group, LLC to perform services for the Company in connection with the promotion, marketing and advertising of a mobile interactive electronic basketball game product (with instructional-training segments incorporated therein). Under the terms of the agreement, we are obligated to compensate Johnson 20% of all adjusted gross receipts from the sale of the basketball product to be shared equally with Weber. Johnson also has a conversion option during the first two years of the agreement allowing Johnson to convert all future royalties for 100,000 shares of restricted common stock. As of September 30, 2005, the Company has generated no revenue related to the product. No development has been done on this product to date. We anticipate a prototype to be completed by June 2006.
          Ripken Baseball product. The Company entered into a three year agreement with Ripken Baseball, Inc. (RBI) for rights to develop a mobile interactive electronic baseball game product. Under the terms of the agreement, we are obligated to compensate RBI 20% of all adjusted gross receipts from the sale of such product. RBI also has a conversion option during the first two years of the agreement allowing RBI to convert all future royalties for the greater of 125,000 shares of restricted common stock or such number of shares as equates to an aggregate market value of $250,000. All payments are to be made on a quarterly basis. As of September 30, 2005, the Company has generated no revenue related to the product. A prototype application has been developed with an anticipated February 2006 launch date.

          Personal Computers. We have developed two products for personal computers, AniGadget and AniDragon. We developed AniGadget as an automated technological platform that allows the end user to order software applications from their personal computer. The development of the AniGadget technology will allow the Company to distribute future personal computer games and applications online. We released the prototype game AniDragon in August 2003. AniDragon is part virtual pet and part living art using our simulated 3-D technology. We have not devoted marketing efforts to AniDragon and developed both AniGadget and AniDragon in order to refine the core technologies upon which we intend to develop future personal computer products. We have temporarily discontinued distribution of the AniDragon project in order to focus on the development of the above products.
          Console Game Systems. We plan to develop physically interactive games for personal computers and consoles such as Nintendo Gamecube, the Xbox and PlayStation game systems. In October 2004, we entered into a joint venture agreement with PEP PAD, LLC to develop, publish and market physically interactive performance enhanced video games for personal computer and console applications, based on certain proprietary software, referred to as the SDK software, licensed by PEP PAD, LLC, for performance enhancement fitness related pressure sensitive mats connected to a personal computer. Under the terms of the joint venture, PEP PAD, LLC assigned its rights in the SDK software license to the joint venture, and will sell the rights under future license agreements to the joint venture on terms mutually agreeable to PEP PAD, LLC and Teknik. Under the terms of the joint venture agreement, Teknik will perform the game development, publishing, distribution and accounting functions, and will provide financing for the joint venture. As of the date of this report, we have one physically interactive video game application completed and currently anticipate launching this product subsequent to obtaining approval from Sony and Microsoft on Sony Playstation and Microsoft XBox.
          Under the terms of the joint venture agreement, we have a 50% ownership interest in the joint venture, and are to be allocated 50% of the net profits and losses attributable to video games published under the joint venture. The joint venture agreement entitled PEP PAD, LLC to convert its 50% ownership interest in the joint venture into shares of restricted common stock.
          On June 20, 2005, PEP PAD, LLC converted its interest in the joint venture into 300,000 shares of the Company’s restricted common stock valued at $2.50 per share and 250,000 stock warrants of the Company exercisable at $2.50 per share. The warrants were valued at $1.47 per share using the Black Scholes option pricing model. This transaction resulted in the Company recording $1,117,500 of compensation expense in the fiscal year ended September 30, 2005.
          Under a three-year endorsement and services agreement, Phil Simms, former New York Giant Super Bowl quarterback and current CBS Sports football analyst, has agreed to be the Company’s spokesman for its physically interactive video games and instructional product line. As consideration for entering into this agreement, we issued Phil Simms 20,000 shares of our restricted common stock, valued and expensed at $2.50 per share. Additionally, Phil Simms may elect to receive our common stock, in lieu of cash, for a portion of the royalties earned under the agreement. Because this software is still under development, and we have generated no revenues relating to this product, Phil Simms does not currently have the right to elect to so convert these royalties. We are planning to distribute this product nationwide initially by mail order through infomercial advertisements.
Our Markets
          With the launch of Fear Factor, and the future mobile phone games we will develop based on licensed highly visible consumer content, we will primarily compete in the relatively new and growing mobile phone game segment. As we develop commercial products for release in the personal computer and game console segments, we will compete in larger, more established markets that will bring both increased opportunity and competition.
          Mobile applications market. According to published reports, market research firm Arc Group estimates that worldwide mobile game sales totaled $1.1 billion in 2003 and could reach $8.4 billion worldwide by 2008. These same estimates put the current United States market size at $200 million and approximately $600 million in Europe.
          According to published reports, Gartner Inc. estimates that sales of mobile devices were up 35 percent in the second quarter of 2004 with sales projected to reach 650 million units for the entire year. Many of the new phones have color screens, extra memory, fast processors and other enhancements, making them attractive video game machines.

Like custom ring tones and graphics, the games are downloaded directly to the phone and usually cost a few dollars a month. As phone technologies evolve, customers will demand applications that are similarly compelling. We plan to utilize compatible technologies to create unique, sophisticated applications to meet that demand.
          Growth in domestic data traffic over wireless networks will be driven by improving handset technology, by offering phones with color screens, cameras, faster processors and more memory, by third generation network infrastructure investment by carriers and by the rapid penetration of mobile services into the 14- to 24-year-old market in the United States. We believe the demand for compelling content will grow as mobile network operators seek to differentiate themselves. Offering unique software applications like chat features, games and picture sharing has the potential to increase revenue by attracting new customers, increasing traffic flow across the network, and increasing customer loyalty and allowing providers to charge customers for this content.
          As an incentive to developers of content, domestic carriers have offered revenue sharing plans to their software application developers. We are currently in discussions with a number of domestic wireless carriers to distribute our applications. Based on these preliminary discussions, we believe we will be able to enter into agreements with a revenue split allowing the Company to retain 60-70% of the revenues wireless carriers will charge customers to download our games. Although numerous competitors have entered the domestic market to meet the demand of mobile carriers for digital content, we believe the mobile game market is relatively early in its development and we intend to exploit this emerging marketplace opportunity.
          Personal computer and console markets. The market for games developed for the personal computer and console game systems are well established and dominated by larger developers such as Electronic Arts, Microsoft and Nintendo. Games in both market segments are increasingly being offered with the capability to become multi-player through on-line gaming.
          Personal computer game companies such as Lineage, Everquest and The Sims Online, often provide the actual mechanism for playing their games on CD–ROM and then create communities where consumers can come together to play with and against each other. Similarly, the Sony PlayStation and Microsoft Xbox game consoles have been developed to allow multiplayer games through internet connections.
          We believe that as we develop games for these platforms, we will be competing in a growing market and will be uniquely positioned to leverage our experience in developing mobile phone games into the personal computer and console game system markets.
Item 2. DESCRIPTION OF PROPERTY
          Our headquarters are located in Carefree, Arizona where we occupy approximately 750 square feet of office space under a real property lease that expires April 30, 2007 at a rate of approximately $1,000 per month. In addition, we also have a lease for approximately 750 square feet of office space in Scottsdale, Arizona that expires November 30, 2007 at a rate of approximately $2,200 per month. The Company is currently attempting to sublease the Scottsdale office space. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available in the future to replace our existing facilities, if necessary, or accommodate expansion of our operations.
Item 3. LEGAL PROCEEDINGS
          On April 27, 2004, in Orange County, California Superior Court, Codefire, Inc. filed a Complaint against Teknik Digital Arts aka Teknik Corp. (“Teknik”), as well as several other defendants, alleging Misappropriation of Trade Secrets, Conversion, Intentional Interference with Economic Relations, Negligent Interference with Economic Relationship, and Unfair Business Practices and Competition (California Business & Professions Code Section 17200). Each of these causes of action allegedly relates to Teknik’s development, launch and marketing of AniDragon. The Complaint seeks injunctive relief and damages in an unspecified amount, including general damages, punitive damages, attorneys’ fees, costs of suit and such other relief as the court deems proper. Teknik was served with the Complaint on October 26, 2004. Teknik filed an Answer denying each of the substantive allegations raised in the Complaint on November 24, 2004 in accordance with the California Rules of Civil Procedure. The Company believes the suit is without merit and intends to vigorously defend its position. Accordingly, no liability has been accrued in the financials statements for any potential liability associated with the aforementioned complaint.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders during the fourth fiscal quarter covered by this report.
Part II
Item 5. Market for Common Stock and Related Stockholder Matters
Our Common Stock became available to trade on April 6, 2005 and is quoted on the NASD-Over the Counter Bulletin Board under the symbol TKNK.OB. The common stock had no trades occurring until subsequent to September 30, 2005.
Dividend Policy
          To date, we have not paid any cash dividends and our present policy is to retain earnings for use in our business.
EQUITY COMPENSATION PLAN INFORMATION
          The following table sets forth information regarding the number of shares of our common stock that may be issued pursuant to our equity compensation plans or arrangements as of the end of fiscal 2005

Number of Securities
Remaining Available For
	Number of Securities		Future Issuance Under
	To Be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of Outstanding	Exercise Price of	Plans (Excluding
	Options, Warrants	Outstanding Options,	Securities Reflected
Plan Category	and Rights	Warrants and Rights	in First Column)
Equity compensation plans not approved by securityholders	(1) 3,900,000	$2.62	(2) 1,650,000

(1)	Represents shares of common stock that may be issued pursuant to outstanding options granted under the 2004 Stock Option Plan as well as outstanding warrants granted to purchase common stock. See Notes 5 and 6 to our Consolidated Financial Statements for a detailed description of the terms of these options and warrants.

(2)	Represents shares of common stock that may be issued pursuant to options available for future grant under the 2004 Stock Option Plan.
Item 6. Management’s Discussion and Analysis or Plan of Operation
          The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our results of operations and financial condition. The following selected financial information is derived from our historical financial statements and should be read in conjunction with such financial statements and notes thereto set forth elsewhere herein and the “Forward-Looking Statements” explanation included at the beginning of this report.
          Critical Accounting Policies
          The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. Critical accounting policies are defined as policies that management believes are (a) the most important to the portrayal of our financial condition and results of operations; and (b) that require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.
          Our significant accounting policies are described in the audited consolidated financial statements and notes thereto included herein. Our significant accounting policies include, but are not limited to the assumptions used in determining the valuation of stock options and warrants granted for compensation and services, as well as the expensing of software development costs. We capitalize software development costs in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Capitalization of software development costs begins upon the establishment of technological feasibility of the product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors including, but not limited to, anticipated future gross product revenue, estimated economic life, and changes in software and hardware technology.
Results of Operations
          Our summary historical financial data is presented in the following table to aid you in your analysis. You should read this data in conjunction with the section entitled Plan of Operations, our financial statements and the related notes to those financial statements included elsewhere in this report. The selected consolidated statement of operations data for the fiscal year ended September 30, 2005, the fiscal year ended September 30, 2004, and the cumulative period January 29, 2003 (inception) through September 30, 2005 are derived from our financial statements included elsewhere in this report.

	Fiscal Year	Fiscal Year	Cumulative January 29,
	Ended	Ended	2003 (Inception)
	September 30,	September 30,	through September 30,
	2005	2004	2005

Statement of Operations Data:
Revenue	$—	$—	$—
General and administration expense	1,878,028	931,711	2,852,882
Research and development costs	257,744	2,112,868	2,665,533
Loss from operations	(2,135,772)	(3,044,579)	(5,518,415)

Other Income (Expenses):
Total other income (expenses)	(30,833)	(7,701)	(40,179)
Net loss	(2,166,605)	(3,052,280)	(5,558,594)

Shares used in computing basic and diluted loss per common share	8,900,178	7,676,452	7,665,272
Basic and diluted loss per common share	$(0.24)	$(0.40)	$(0.73)

	September 30,	September 30,
	2005	2004

Balance Sheet Data:
Cash and cash equivalents	7,060	11,995
Working capital	(918,452)	(146,178)
Total assets	46,611	25,081
Total liabilities and minority interest	992,070	205,435
Common stock	9,125	8,805
Additional paid-in-capital	4,604,010	3,202,830
Accumulated deficit	(5,558,594)	(3,391,989)
Stockholders’ equity (deficit)	(945,459)	(180,354)
Overview
          Teknik Digital Arts publishes interactive video game and instructional software for play on mobile telephones, personal computers and video game consoles. We have developed a prototype game and order processing system for personal computers and have launched mobile phone video games we have developed based on highly visible, exclusively-licensed consumer content. We plan to continue to license highly visible consumer content, such as popular motion pictures, television shows, characters, and sports figures, and develop mobile phone, personal computer and console entertainment applications based on these licensed properties.
          We have developed a mobile phone game based on the television show Fear Factor during the year ended 2005, due for release in December 2005. We have also launched a mobile phone game around professional golfer Phil Mickelson. The Company has developed a proprietary mobile media player that is used for the instructional series developed by Mickelson’s short game teacher, Dave Pelz and his swing coach, Rick Smith, Phil Simms and Chris Simms Football, Cal Ripken Baseball, Phil Weber and Joe Johnson Basketball. Since our inception, we have had aggregate loss from operations of $5,518,415, $2,665,533 of which have been related to research and development efforts.

          As of September 30, 2005, we had three full time employees, including one in product development, one in sales and marketing and one in finance, general and administrative. We intend to hire additional employees as needed. We also retain independent contractors from time to time to provide various services, primarily in connection with our software development and sales activities. We are not subject to any collective bargaining agreements and we believe that our relationship with our employees is good.
Summary Plan of Operations
          Presently, we require approximately $50,000 to $60,000 per month to fund our recurring operations. This amount may increase as we expand our development efforts to include additional product offerings. Substantially all of our cash needs are attributable to research and development expenses as well as professional fees associated with being a public company. As of the date of this report, we have funded our working capital requirements from past borrowings under our revolving line of credit and, to a lesser extent, from the sale of equity securities. Assuming our capital requirements remain consistent with our current growth plan, we intend to fund our working capital requirements over the next 12 months through availability under our revolving credit facility, game sales and possibly the sale of equity securities. As of September 30, 2005, $389,650 is available for borrowing under our revolver. We currently anticipate that if our capital requirements increase and we are, therefore, required to raise additional capital, we will raise such additional funds through the sale of equity or debt securities and from the exercise of outstanding warrants. The amount of funds raised, if any, will determine what additional projects we will be able to undertake. No assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on terms acceptable to us. In addition, no assurance can be given that our outstanding warrants will be exercised, if ever, at a time when we may need such funds for our operations.
          Over the next 12 months, we plan to continue to devote research and development resources to our planned mobile phone product offerings as well as the development of our physically interactive gaming software. We currently have sufficient availability under our revolving credit facility to fund operations through March 2006.
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
          General and administrative expenses consist primarily of salaries and related expenses for finance and other administrative personnel, facilities and occupancy charges, professional fees as well as some non-cash related charges incurred in connection with issuing stock for services. We expect our general and administrative expenses to increase as we expand our staff, build our infrastructure, grow our business and incur costs associated with being a public company. As a percentage of revenue, we expect to see a reduction in general and administrative expenses as our revenues commence.
          We have incurred significant expenses from inception through September 30, 2005 primarily attributable to charges incurred during our development stage. Since our inception, we have incurred a net loss of $5,558,594. Approximately $3,768,000 of expenses have been attributable to non-cash charges taken since inception related to stock issuances for compensation, consulting, and stock and warrants issued in relation to software development costs.
Comparisons of the fiscal year ended September 30, 2005 and 2004
          Since our inception we have not generated any revenues.
          Our general and administrative expenses increased approximately 102% from $931,711 for the fiscal year ended September 30, 2004 to $1,878,028 for the fiscal year ended September 30, 2005. The increase was primarily due to non-cash compensation expense related to the issuance of stock for services, stock options, stock and warrants issued for software development costs as well as increased professional fees associated with becoming a public company. Research and development costs decreased approximately 88% from $2,112,868 for the fiscal year ended September 30, 2004 to $257,744 for the fiscal year ended September 30, 2005. This decrease is attributable to more resources and up-front costs being required in the early development phases of product development in the fiscal year ended September 30, 2004.
          On June 20, 2005, PEP PAD, LLC converted its interest in the joint venture into 300,000 shares of the Company’s restricted common stock valued at $2.50 per share and 250,000 stock warrants of the Company exercisable at $2.50 per share. The warrants were valued at $1.47 per share using the Black Scholes option pricing model. This transaction resulted in the Company recording $1,117,500 of compensation expense in the fiscal year ended September 30, 2005.
Liquidity and capital resources
          Our primary sources of liquidity are proceeds from past borrowings under our revolving line of credit and, to a lesser extent, proceeds from the sale of equity securities. Our line of credit has a term of one year (renewable annually on March 1), and is being provided by a related party, CodeFire Acquisition Corp., or CAC, which holds 7.23% of our issued and outstanding common stock. There are no material affirmative or negative covenants under our line of credit. The line of credit allows for borrowing of up to $1,000,000 at September 30, 2005, up from $500,000 at September 30, 2004. We borrowed an aggregate of $610,350 through September 30, 2005, and $25,000 under the line of credit through September 30, 2004. Accordingly, as of September 30, 2005 and September 30, 2004, we had borrowing availability of $389,650 and $475,000, respectively, under the line of credit.
          As of September 30, 2005 and September 30, 2004, we had cash and equivalents amounting to $7,060 and $11,995, respectively, and prepaid expenses of $28,678 and $9,762, respectively. Our liquidity needs are primarily to fund working capital requirements, including general and administration and developmental expenses. The largest use of our funds is developmental expenses, consisting primarily of salaries and related expenses.
          As of September 30, 2005, we had total current liabilities of $954,190 and had total current assets of $35,738, with our current liabilities exceeding our current assets by $918,452. As of September 30, 2004, we had total current liabilities of $167,935 and had total current assets of $21,757, with our current liabilities exceeding our current assets by $146,178.
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
          Although we are currently able to pay our debts as they become due, if our expenses exceed our borrowing availability, and we cannot renegotiate a higher limit with our revolving credit facility, we may not have sufficient cash to satisfy our liquidity needs for the upcoming twelve months. As a result of the operating losses and negative cash flows incurred since our inception in January 2003, our independent auditor has included an explanatory paragraph in its report on our financial statements, expressing substantial doubt regarding our ability to continue as a going concern. This means that the auditor questions whether we can continue in business. Investors in our securities should carefully review the report prepared by our auditor. Our ability to continue in the normal course of business is dependent upon our access to additional capital, as discussed above, and the success of our future operations. The success of our future operations is dependent on our ability to deploy our products and applications, generate significant revenue from the sale of our products and product applications and licensing of related products and services and establish and maintain broad market acceptance for our products.
Off-Balance sheet arrangements
          We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we have not entered into any derivative contracts nor do we have any synthetic leases.
INFLATION AND SEASONALITY
          We do not believe that our operations are significantly impacted by inflation. Our business is not seasonal in nature.
Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO FINANCIAL STATEMENTS
Contents

Report of Semple & Cooper, LLP, Independent Registered Public Accounting Firm	F-1

Audited Financial Statements for the Fiscal Year Ended September 30, 2005, the Fiscal Year Ended September 30, 2004, and the Period from the date of Inception, January 29, 2003, through September 30, 2005.

Balance Sheets	F-2
Statements of Operations	F-3
Statements of Changes in Shareholders’ Equity (Deficit)	F-4
Statements of Cash Flows	F-5
Notes to Financial Statements	F-7

====================================================================================================================================

Report of Independent Registered Public Accounting Firm
Board of Directors
Teknik Digital Arts, Inc. and Subsidiary
We have audited the accompanying consolidated balance sheets of Teknik Digital Arts, Inc. (a development stage company) and Subsidiary as of September 30, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and from the date of inception, January 29, 2003, through September 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Teknik Digital Arts, Inc. (a development stage company) and subsidiary at September 30, 2005 and 2004 and the results of its operations, stockholders’ equity (deficit) and its cash flows for the years then ended and from the date of inception, January 29, 2003, through September 30, 2005, in conformity with accounting principles generally accepted in the United States.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has been in the development stage since its inception on January 29, 2003 and has incurred operating losses and negative cash flows that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Semple & Cooper, LLP
Phoenix, Arizona
November 14, 2005

TEKNIK DIGITAL ARTS INC. (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2005	2004
Current Assets:
Cash and cash equivalents (Note 1)	$7,060	$11,995
Prepaid expenses (Note 1)	28,678	9,762

Total Current Assets	35,738	21,757

Property and equipment, net (Note 1 and 3)	7,673	1,124

Other Assets:
Security deposit	3,200	2,200

Total Assets	$46,611	$25,081

Current Liabilities:
Note payable — related party (Note 2)	$610,350	$25,000
Notes payable (Note 4)	11,069	—
Accounts payable	311,667	125,180
Accrued vacation	1,154	2,406
Capital lease liability — current portion (Note 7)	2,283	—
Accrued interest — related party (Note 2)	17,667	15,349

Total Current Liabilities	954,190	167,935

Long-Term Liabilities
Capital lease liability — long term portion (Note 7)	380	—
Minority Interest in Joint Venture (Note 9)	37,500	37,500

Total Liabilities and Minority Interest	992,070	205,435

Stockholders’ Equity (Deficit): (Notes 1 and 5)
Common stock — $.001 par value; 50,000,000 shares authorized, 9,125,000 and 8,805,000 shares issued and outstanding, respectively	9,125	8,805
Additional paid-in capital	4,604,010	3,202,830
Deficit accumulated during development stage	(5,558,594)	(3,391,989)

Total Stockholders’ Equity (Deficit)	(945,459)	(180,354)

Total Liabilities and Stockholders’ Equity (Deficit)	$46,611	$25,081

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

TEKNIK DIGITAL ARTS INC. (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Date of Inception,
			January 29, 2003,
	Year Ended	Year Ended	Through
	September 30,	September 30,	September 30,
	2005	2004	2005
Sales	$—	$—	$—

Cost of Sales	—	—	—

Gross Profit	—	—	—
General and Administrative Expenses	1,878,028	931,711	2,852,882
Research and Development Costs	257,744	2,112,868	2,665,533

Loss from Operations	(2,135,772)	(3,044,579)	(5,518,415)

Other Income (Expense):
Interest Expense	(33,005)	(13,484)	(49,770)
Miscellaneous Income	2,172	5,783	9,591

	(30,833)	(7,701)	(40,179)

Net Loss	$(2,166,605)	$(3,052,280)	$(5,558,594)

Basic and diluted loss per share (Note 1)	$(0.24)	$(0.40)	$(0.73)

Weighted Average Common Shares Outstanding	8,900,178	7,676,452	7,665,272

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

TEKNIK DIGITAL ARTS INC. (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For The Period From The Date of Inception, January 29, 2003 Through September 30, 2005

				Deficit
				Accumulated	Total
			Additional	During	Stockholders’
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)
Balance at Inception, January 29, 2003	—	$—	$—	$—	$—

Issuance of common stock for compensation and consulting	6,635,000	6,635	—	—	6,635
Net loss from inception to September 30, 2003	—	—	—	(339,709)	(339,709)

Balance at September 30, 2003	6,635,000	6,635	—	(339,709)	(333,074)

Conversion of debt to common stock	1,000,000	1,000	499,000	—	500,000

Proceeds from sale of stock	190,000	190	94,810	—	95,000

Warrants issued for compensation	—	—	820,000	—	820,000

Issuance of common stock for compensation and consulting	880,000	880	1,539,120	—	1,540,000

Exercise of warrants	100,000	100	249,900	—	250,000

Net loss for the twelve months ended September 30, 2004	—	—	—	(3,052,280)	(3,052,280)

Balance at September 30, 2004	8,805,000	8,805	3,202,830	(3,391,989)	(180,354)

Issuance of common stock for compensation and consulting	320,000	320	799,680	—	800,000

Options and warrants issued for compensation	—	—	601,500	—	601,500

Net loss for the twelve months ended September 30, 2005	—	—	—	(2,166,605)	(2,166,605)

Balance at September 30, 2005	9,125,000	$9,125	$4,604,010	$(5,558,594)	$(945,459)

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

TEKNIK DIGITAL ARTS INC. (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Date of Inception,
			January 29, 2003,
	Year Ended	Year Ended	Through
	September 30,	September 30,	September 30,
	2005	2004	2005
Decrease in Cash and Cash Equivalents:
Cash flows from operating activities:
Net Loss	$(2,166,605)	$(3,052,280)	$(5,558,594)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,255	39	1,294
Common stocks and warrants issued for compensation and consulting	1,401,500	2,360,000	3,768,135
Changes in Assets and Liabilities:
Prepaid expenses	(18,916)	9,660	(28,678)
Security deposit	(1,000)	(2,200)	(3,200)
Accounts payable	186,487	112,967	311,667
Accrued vacation	(1,252)	1,340	1,154
Accrued interest — related party	2,318	12,068	17,667

Net cash used by operating activities	(596,213)	(558,406)	(1,490,555)

Cash flows from investing activities:
Purchase of fixed assets	(3,239)	(1,163)	(4,402)

Net cash used in investing activities	(3,239)	(1,163)	(4,402)

Cash flows from financing activities:
Proceeds from debt — related party	585,350	356,638	1,294,588
Proceeds from debt	11,069	—	11,069
Proceeds from stock	—	345,000	345,000
Repayment of debt — related party	—	(184,238)	(184,238)
Payments on capital lease	(1,902)	—	(1,902)
Proceeds from joint venture	—	37,500	37,500

Net cash provided by financing activities	594,517	554,900	1,502,017

Net change in cash and cash equivalents	(4,935)	(4,669)	7,060

Cash and cash equivalents at beginning of period	11,995	16,664	—

Cash and cash equivalents at end of period	$7,060	$11,995	$7,060

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

TEKNIK DIGITAL ARTS INC. (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

			Date of Inception,
			January 29, 2003,
	Year Ended	Year Ended	Through
	September 30,	September 30,	September 30,
	2005	2004	2005
Supplemental Information:
Interest paid	$23,958	$—	$23,958
Income taxes paid	$—	$—	$—

Non-cash Investing and Financing Activities
Issuance of common stock for repayment of debt of related party	$—	$500,000	$500,000
Common Stock and warrants issued for compensation and consulting	$1,401,500	$2,360,000	$3,768,135
Capital lease obligation	$4,565	$—	$4,565
The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

TEKNIK DIGITAL ARTS INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates
Operations
          Teknik Digital Arts, Inc. is a Corporation which was duly formed and organized under the laws of the State of Nevada on January 29, 2003.
          The Company has not commenced principal operations as of September 30, 2005. As such, the Company is deemed to be in the development stage to create interactive entertainment software.
Consolidated Statements
          The consolidated financial statements include the accounts of Teknik Digital Arts, Inc. and its subsidiary, Playentertainment-Teknik, LLC (the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. The Company owns 50% of the membership interest of Playentertainment-Teknik, LLC, however, the financial statements of the subsidiaries have been consolidated as the management and operations of Playentertainment-Teknik, LLC are substantially controlled by Teknik Digital Arts, Inc.
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
Revenue Recognition
          The Company will derive its revenues primarily from the sales and royalties of interactive entertainment software through the Company’s website and sales downloaded from customers mobile phone carriers.
Software Development Costs
          The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Capitalization of software development costs begins upon the establishment of technological feasibility of the product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors including, but not limited to, anticipated future gross product revenue, estimated economic life, and changes in software and hardware technology. Amortization of capitalized software development costs begins when the products are available for general release to customers and is computed on a product-by-product basis using straight-line amortization with useful lives of five years or, if less, the remaining estimated economic life of the product. Amounts related to software development costs during the current year were expensed as the time between when technological feasibility and product marketability were indeterminate and therefore no costs were capitalized. Amounts related to internal software development that could be capitalized under this statement were immaterial.

TEKNIK DIGITAL ARTS INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)
          During the period ending September 30, 2004 the Company entered into an agreement to purchase spam-filter software from Fortune Labs LLC for warrants valued at $40,000. In connection with the agreement, Fortune Labs LLC and its affiliate, Chris Fortune, acquired 190,000 shares of common stock for $95,000. Because the Company does not have a working prototype, the cost of the software purchased was expensed due to the determination that the threshold of technological feasibility was not definitively met.
Impairment of Long Lived Assets
          Since inception, the Company has not owned any long lived assets deemed to be impaired. If such assets were impaired, they would be written down to their fair market value, which would be determined by the present value of the estimated future cash inflows of such assets.
Cash and Cash Equivalents
          For financial accounting purposes, cash and cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of three (3) months or less.
Prepaid Expenses
          Prepaid expenses represent costs paid in advance of services or goods received. Prepaid expenses consist primarily of prepaid insurance and rent that will be expensed in the corresponding period.
Property and Equipment, net
          Property and equipment, net are stated at cost. Maintenance and repairs that neither add to the value of the property nor appreciably prolong its life are charged to operations as incurred. Betterments or renewals are capitalized when incurred. Depreciation is provided using the straight line method over the following useful lives of the equipment or lease:
Office furniture and equipment            5-7 years
Organization Costs
          In accordance with the requirements of the Financial Accounting Standards Board, SOP 98-5, “Reporting on the Costs of Start-Up Activities,” all organization and start-up costs are expensed as they are incurred.
General and Administrative Expenses
          General and administrative expenses consist primarily of employee salaries and related payroll expenses, lease payments and utility costs for our office facility, consulting fees, professional fees, insurance, office expenses, as well as contracted development costs.

TEKNIK DIGITAL ARTS INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)
Research and Development Costs
          Research and development costs have been expensed as incurred and consist of employee salaries for product development, as well as contracted development costs.
Miscellaneous Income
          This income relates to the online sales of a beta version of the AniDragon software. The Company does not have any plans to actively generate sales from this product.
Fair Value of Financial Instruments
          The carrying amounts of financial instruments including cash, current maturities of debt, and accrued liabilities approximate fair value based on their short maturities, or on borrowing rates currently available to the Company for loans with similar terms and maturities.
          The fair value of equity transactions was determined by the intrinsic value attributed to the Company at its formation, as well as through negotiations with third parties, the value of services or product received, or the conversion of cash advances on debt.
Deferred Income Taxes
          Deferred income taxes are provided on an assets and liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards. Deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that the carryforwards will not be utilized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.
Loss Per Share
          Basic loss per share of common stock was computed by dividing the net loss by the weighted average number of shares of common stock outstanding.
          Diluted earnings per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options that are freely exercisable into common stock at less than the prevailing market price. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. As of September 30, 2004, options to purchase 330,000 shares and warrants to purchase 3,300,000 of the Company’s common stock were not included in the determination of diluted loss per share as their effect was anti-dilutive. As of September 30, 2005, options to purchase 350,000 shares and warrants to purchase 3,550,000 shares of the Company’s common stock were not included in the determination of diluted loss per share as their effect was anti-dilutive.

TEKNIK DIGITAL ARTS INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)
Stock-Based Compensation
          Statements of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” (“SFAS No. 148”) establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. SFAS 123 also encourages, but does not require companies to record compensation cost for stock-based employee compensation. The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB25”) and the related interpretations in accounting for its employee stock options. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. Because the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”
          Most stock options issued to employees or prospective key employees have an exercise price not less than the fair market value of the Company’s common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company’s financial statements for the period from the date of inception, January 29, 2003, through September 30, 2004. Prior to becoming a public company, the Company granted 330,000 stock options to employees, the value of these options was considered de minimus and therefore results in no change to the pro-forma net loss reflected below. During the fiscal year ended September 30, 2005, 150,000 options were issued to an outside consultant who subsequently became an employee. These options were valued at $1.56 per option, accordingly, compensation expense of $234,000 was recorded. The following table sets forth the computation of pro forma basic and diluted earnings per share, based upon the fair value method:

			Date of Inception,
			January 29, 2003,
	Year Ended	Year Ended	Through
	September 30,	September 30,	September 30,
	2005	2004	2005
Net loss:
As reported	$(2,166,605)	$(3,052,280)	$(5,558,594)

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	—	—	—

Pro forma net loss	$(2,166,605)	$(3,052,280)	$(5,558,594)

Basic loss per share:
As reported	$(0.24)	$(0.40)	$(0.73)

Pro forma	$(0.24)	$(0.40)	$(0.73)

Diluted loss per share:
As reported	$(0.24)	$(0.40)	$(0.73)

Pro forma	$(0.24)	$(0.40)	$(0.73)

TEKNIK DIGITAL ARTS INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)
Stock-Based Compensation (Continued)
          The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for all grants: expected life of options of 3 years, risk-free interest rate of 2%, volatility at 0-10%, and a 0% dividend yield. This resulted in a portion of the options having been valued at $234,000 or approximately $1.50 per option during the fiscal year ended September 30, 2005.
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
          In the fiscal year ended September 30, 2004, we made the following issuances of common stock in connection with services performed for us during fiscal 2004:
          (i) a bonus of 250,000 shares (valued and expensed at $0.50 per share) to Mr. Comstock for services performed under his employment agreement relating to his assumption of responsibilities as President through April 2004;
          (ii) a bonus of 5,000 shares (valued and expensed at $0.50 per share) to Todd Felte for game consulting services provided from February 2004 to April 2004;
          (iii) a bonus of 50,000 shares (valued and expensed at $0.50 per share) to Brian Harper for game consulting services provided from February 2004 to April 2004;
          (iv) 25,000 shares of common stock (valued and expensed at $0.50 per share) to Mr. Eaton in connection with his resignation in May 2004;
          (v) 250,000 shares to Gaylord Sports Management (valued and expensed at $2.50 per share) under the terms of our Representation Agreement with Gaylord Sports Management;
          (vi) 250,000 shares to Mickelson, Inc. (valued and expensed at $2.50 per share) under the terms of our Sponsorship and Development Agreement with Mickelson, Inc.;
          (vii) 25,000 shares to Independent Golf Research Corporation (valued and expensed at $2.50) under the terms of our Sponsorship and Development Agreement with Independent Golf Research Corporation; and
          (viii) 25,000 shares to Rick Smith Enterprises (valued and expensed at $2.50 per share) under the terms of our Sponsorship and Development Agreement with Independent Rick Smith Enterprises.
          In the fiscal year ended September 30, 2005, we made the following issuances of common stock in connection with services performed for us during fiscal 2005:
(i)	20,000 shares to Kentucky Eleven, Inc. (valued and expensed at $2.50 per share) under the terms of our Development Agreement with Phil Simms.

(ii)	300,000 shares to Pep Pad, LLC (valued and expensed at $2.50 per share) in conjunction with Pep Pad, LLC converting their joint venture interest into equity.

TEKNIK DIGITAL ARTS INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)
New Accounting Pronouncements
          In December 2004, the FASB issued Statement No. 123R (“SFAS 123R”), “Share-Based Payment”. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It requires that the fair-value-based method be used to account for these transactions for all public entities. This Statement is effective for small business issuers for the first reporting period after December 15, 2005 and will effect any stock based compensation issued after that date. Management intends to comply with the standard upon effectiveness, however, the implementation of this standard is expected to be consistent with amounts reflected in the pro forma net loss reflected in this report.
          In May 2005, the FASB issued Statement No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. SFAS 154 requires the retrospective application to prior period financial statements of the direct effect of a voluntary change in accounting principle unless it is impracticable. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FASB stated that SFAS 154 improves financial reporting because its requirements enhance the consistency of financial information between periods. Unless early adoption is elected, SFAS 154 is effective for fiscal years beginning after December 15, 2005. Early adoption is permitted for fiscal years beginning after June 1, 2005. SFAS 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The adoption of SFAS 154 is not expected to have a material affect on the Company’s financial position or results of operations.
Note 2
Related Party Transactions
          As of September 30, 2005 and September 30, 2004, the Company has an uncollateralized line of credit of $1,000,000 and $500,000, respectively with a related party. The line of credit bears interest at the rate of 7% per annum and principal and interest are due on March 1, 2006. As of September 30, 2005 and September 30, 2004, the Company’s balance on this line of credit was $610,350 and $25,000 respectively and the Company had $389,650 and $475,000, respectively of available line of credit. The Company renewed the line of credit on March 1, 2004; the line of credit was to remain in effect through March 1, 2005 unless otherwise terminated. On February 23, 2005 the Company renewed the revolving credit facility for an additional year, extending the facility through March 1, 2006, and extending the deadline for amounts due on the note associated with our borrowings under the facility from March 1, 2005 to March 1, 2006. The Company also renegotiated the aggregate borrowing amount of the facility with CAC, increasing the aggregate amount of the facility from $500,000 to $1,000,000.
          As of September 30, 2005 and September 30, 2004, there was interest accrued on the note of $17,667 and $15,349, respectively.

TEKNIK DIGITAL ARTS INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 3
Property and Equipment
As of September 30, 2005 and 2004, property and equipment consists of:

	September 30,	September 30,
	2005	2004
Equipment	$8,967	$1,163
Less: Accumulated Depreciation	(1,294)	(39)

	$7,673	$1,124

Note 4
Notes Payable
          In April 2005, the Company acquired a directors and officers insurance policy for the period beginning April 30, 2004 and expiring April 30, 2005. The Company financed approximately $24,468 of the premium due with the policy. As of September 30, 2005 and September 30, 2004, the Company had a note payable related to the insurance policy of $11,069 and $0, respectively.
Note 5
Stock Options
          The Company, under its 2004 Stock Option Plan, is authorized to grant options for up to 2,000,000 shares of common stock, which consists of authorized, but unissued, or reacquired shares of stock or any combination. Options may be granted as incentive stock options or non-statutory stock options. Incentive Stock Options are granted at the fair market value of the common stock on the date of the grant, and have exercise terms of up to ten years with vesting periods determined at the discretion of the board.
          The stock options issued to employees typically have an exercise price of not less than the fair market value of the Company’s common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there was no related compensation expense recorded in the Company’s financial statements for the periods from the Date of Inception, January 29, 2003 through September 30, 2004. During the year ended September 30, 2005, the Company issued 150,000 nonqualified stock options exercisable at $1.00 per share, which is deemed to be less than fair market value at the date of grant. Accordingly, compensation expense of $234,000 was recorded using the Black Scholes option pricing model. A summary of the activity of options under the Plan is as follows:

TEKNIK DIGITAL ARTS INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 5
Stock Options (Continued)

		Weighted
		Average
	Number of	Exercise
	Options	Price
Outstanding at January 29, 2003	—	$—
Granted	330,000	1.00
Exercised	—	—
Forfeited	—	—

Outstanding at September 30, 2003	330,000	1.00
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at September 30, 2004	330,000	$1.00
Granted	150,000	1.00
Exercised	—	—
Forfeited	(130,000)	1.00

Outstanding at September 30, 2005	350,000	$1.00

Additional information about outstanding options to purchase the Company’s common stock as of September 30, 2005 is as follows:

	Options Outstanding			Options Exercisable
Weighted
Average
		Remaining	Weighted		Weighted
		Contractural	Average	Number	Average
Exercise	Number of	Life	Exercise	of	Exercise
Price	Shares	(In Years)	Price	Shares	Price
$1.00	350,000	1.50	$1.00	300,000	$1.00
As of July 1, 2003, options to purchase an aggregate of 330,000 shares of common stock options were granted. Options to purchase 110,000 shares of the Company’s common stock become exercisable upon

TEKNIK DIGITAL ARTS INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 5
Stock Options (Continued)
completion of the first six months of employment, and 110,000 more shares for each full year of employment thereafter, for two years. Two employees resigned and forfeited 130,000 options prior to September 30, 2005. During the year ended September 30, 2005, options to purchase 150,000 shares of the Company’s common stock were granted and became exercisable on March 31, 2005. All options expire three years after date of grant.
Note 6
Warrants
          The Company granted warrants to purchase 3,000,000 shares of common stock at $2.50 per share to Codefire Acquisition Corp. on December 31, 2003. The warrants are exercisable for three years.
          The Company granted warrants to purchase 400,000 shares of common stock at $5.00 per share to Fortune Lab, LLC on December 31, 2003. The warrants are exercisable for four years.
          The Company granted warrants to purchase 250,000 shares of common stock at $2.50 per share to Pep Pad, LLC on June 20, 2005. The warrants are exercisable for three years.
A summary of the activity of the warrants is as follows:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Outstanding at January 29, 2003	—	$—
Granted	—	—

Outstanding at September 30, 2003	—	—
Granted — Codefire Acquisition Corp.	3,000,000	2.50
Granted — Fortune Lab, LLC	400,000	5.00
Exercised — Codefire Acquisition Corp.	(100,000)	2.50
Forfeited	—	—

Outstanding at September 30, 2004	3,300,000	$2.80
Granted — Pep Pad, LLC	250,000	2.50
Exercised	—	—
Forfeited	—	—

Outstanding at September 30, 2005	3,550,000	$2.78

TEKNIK DIGITAL ARTS INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 6
Warrants (Continued)
Additional information about outstanding warrants as of September 30, 2005 is as follows:

Warrants Outstanding			Warrants Exercisable
		Weighted
		Average
		Remaining		Weighted
		Contractural	Number	Average
Exercise	Number of	Life	of	Exercise
Price	Shares	(In Years)	Shares	Price	Fair Value
$2.50	2,900,000	1.25	2,900,000	$2.50	$0.26
$5.00	400,000	2.25	400,000	$5.00	$0.10
$2.50	250,000	2.75	250,000	$2.50	$1.47
          The 3,000,000 warrants issued to Codefire Acquisition Corporation (“CAC”) were issued in conjunction with the Company’s line of credit agreement, the 400,000 warrants issued to Fortune Labs were issued in conjunction with a software purchase agreement, and the 250,000 warrants issued to Pep Pad, LLC were issued in relation to their software contract. The warrants issued to CAC and Fortune Labs and Pep Pad, LLC were valued at $.26 per share, $.10 per share, and $1.47 per share, respectively. The fair value of the warrants granted is estimated as of the date of grant utilizing the board of directors’ estimate of the fair market value of the warrants in conjunction with the Black-Scholes option-pricing model with the following weighted average assumptions for all grants: expected life of options of 3-4 years, risk-free interest rates of 2.2%, volatility at a range from 10% to 90%, and a 0% dividend yield. All warrants issued were intended to be exercised at a price per share not less than the fair value of the shares of our stock common stock underlying those warrants on their respective dates of grant. Because there has not been a public market for our shares prior to our offering on April 6, 2005, our board of directors determined these exercise prices in good faith, based on the best information available to the board and our management at the time of the grant. We did not obtain contemporaneous valuations by an unrelated valuation specialist at the times we issued the warrants.
          The aforementioned assumptions resulted in the Company recording expenses related to the outstanding warrants of $367,500 and $820,000 for the fiscal year ended September 30, 2005 and 2004, respectively. From the date of inception January 29, 2003, through September 30, 2005 expense related to the outstanding warrants was $1,187,500.
Note 7
Commitments and Contingencies
Legal proceedings
          The Company is from time to time involved in legal proceedings arising from the normal course of business. The Company is a defendant in a lawsuit filed by Codefire, Inc. for alleged misappropriation of trade secrets and other violations. The claimant seeks injunctive relief, as well as general damages for an unspecified amount. The lawsuit is scheduled for trial in March 2006. The Company believes the suit is without merit and intends to vigorously defend its position. As such, no amount has been accrued in the accompanying financial statements for any potential loss arising from this claim.

TEKNIK DIGITAL ARTS INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 7
Commitments and Contingencies (Continued)
Operating leases
          The Company entered into a new non-cancelable lease for office space October 1, 2004 expiring November 30, 2007. In addition, on March 16, 2005, the Company entered into a separate non-cancelable lease for new office space for a term of two years beginning May 1, 2005 and expiring April 30, 2007. As of September 30, 2005, future minimum lease payments due under both leases are as follows:

Year Ending
September 30,	Amount
2006	$37,113
2007	32,887
2008	4,318

$74,318

          Rent expense was $30,499 and $21,000 for the years ended September 30, 2005 and 2004, respectively. From the date of inception January 29, 2003, through September 30, 2005 rent expense was $61,499.
Capital leases
          In November 2004, the Company entered into a capital lease agreement for copy equipment with a cost of $7,803, gross cost of $7,803 is included in property and equipment. The agreement expires in November 2006. Depreciation of the asset under the capital lease is included in depreciation expense and accumulated depreciation. Depreciation expense of the equipment as of September 30, 2005 and 2004 was $1,022 and $0, respectively. The agreement calls for monthly principal payments to be made of approximately $190 per month, the imputed interest rate associated with the capital lease is 7.0%. For the fiscal year ended September 30, 2005, the Company has incurred $142 of interest expense related to the capital lease. As of September 30, 2005, the future principal maturities on lease payments due are as follows:

Year Ending
September 30,	Amount
2006	$2,283
2007	380

$2,663

TEKNIK DIGITAL ARTS INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 7
Commitments and Contingencies (Continued)
Other commitments and contingencies
          The Company has an employment agreement with one of its employees providing for annual compensation of $100,000. As of September 30, 2005 there are three months remaining on the contract.
          On February 15, 2003, the Company entered into a software license agreement with Codefire Acquisition Corporation (“CAC”) to obtain the development and marketing rights to the AniDragon software. The agreement will continue in perpetuity unless terminated by the Company. Under the terms of the agreement, we are obligated to make quarterly royalty payments to CAC of 10% of all net receipts. The term of the agreement is indefinite, and grants the Company the option to purchase all of CAC’s ownership interest in the AniDragon software for $2,000,000. As of September 30, 2005, the Company has generated no significant revenue related to the AniDragon software and have temporarily discontinued distribution of the AniDragon project.
          On August 5, 2004, the Company entered into a three year royalty agreement with Independent Golf Research Corporation (“IGRC”) for rights and services related to a golf instruction related product. Under the terms of the agreement, the Company is obligated to make quarterly royalty payments to IGRC equal to 25% of the revenues received by the Company in connection with the license, sale or other grant of rights with respect to the product. In addition, the Company shall also pay IGRC a royalty equal to 25% of the net sponsorship revenue derived from the product. The Company also issued IGRC 25,000 shares of restricted common stock valued at $2.50 per share. The Company recorded $62,500 of expense in the year ended September 30, 2004 related to this stock issuance. As of September 30, 2005, the Company has generated no revenue related to the product.
          On August 6, 2004, the Company entered into a three year royalty agreement with Gaylord Sports Management (“GSM”) for licensing professional athletes and sponsors for the Company’s sports video games. Under the terms of the agreement, the Company is obligated to compensate GSM 20% of all video game sponsorships GSM places on a quarterly basis. In addition, the Company issued GSM 250,000 shares of restricted common stock valued at $2.50 per share. The Company recorded $625,000 of expense in the year ended September 30, 2004, related to this stock issuance. As of September 30, 2005 the Company has generated no revenue related to the product.
          On August 6, 2004, the Company entered into separate royalty agreements with Mickelson, Inc. (“Mickelson”) and Rick Smith Enterprises (“Smith”) for the rights and services related to a “Golf Product” and a “Golf Instruction Related Product”, respectively. Under the terms of the agreements, the Company is obligated to make quarterly royalty payments to Mickelson in the amount of 33% of the net sales price of the “Golf Product”, and to Smith in the amount of 25% of the Company’s net sales price of the “Golf Instruction Related Product”. Both agreements are for a three year term commencing on August 6, 2004. In addition, the Company issued Mickelson and Smith 250,000 and 25,000 shares of restricted common stock, respectively, valued at $2.50 per share. The Company recorded $625,000 and $62,500 of expense, respectively, in the year ended September 30, 2004, related to these stock issuances. As of September 30, 2005, the Company has generated no revenue related to either product.

TEKNIK DIGITAL ARTS INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 7
Commitments and Contingencies (Continued)
          On October 15, 2004, Company entered into a three year royalty agreement with Kentucky Eleven, Inc. (“KE”) for rights to develop interactive training performance software developed for use with the Pep Pad product. Under the terms of the agreement, we are obligated to compensate KE 5% of the Company’s adjusted gross receipts from the sale of the product. In addition, the Company issued KE 20,000 shares of restricted common stock valued and expensed at $2.50 per share for the above rights. All royalty payments are to be made on a quarterly basis. As of September 30, 2005, the Company has generated no revenue related to the product.
          On November 17, 2004, Company entered into a three year royalty agreement with Buddy Rice Racing (“Rice”) for rights to develop an Indy Racing Type and NASCAR Type software product. Under the terms of the agreement, we are obligated to compensate Rice 20% of the net sales of the mobile game product that will be sold as a monthly subscription. In addition, the Company will also pay 10% of all game console and personal computer game sales on a wholesale basis. All payments are to be made on a quarterly basis. As of September 30, 2005, the Company has generated no revenue related to the product.
          On January 1, 2005, the Company entered into a three year royalty agreement with Ripken Baseball, Inc. (RBI) for rights to develop a mobile interactive electronic baseball game product. Under the terms of the agreement, we are obligated to compensate RBI 20% of all adjusted gross receipts from the sale of such product. RBI also has a conversion option during the first two years of the agreement allowing RBI to convert all future royalties for the greater of 125,000 shares of restricted common stock or such number of shares as equates to an aggregate market value of $250,000. All payments are to be made on a quarterly basis. As of September 30, 2005, the Company has generated no revenue related to the product.
          On May 3, 2005, the Company entered into a three year royalty agreement with Phil Weber, Inc. (Weber) to perform services for the Company in connection with the promotion, marketing and advertising of a mobile interactive electronic basketball game product (with instructional-training segments incorporated therein). Under the terms of the agreement, we are obligated to compensate Weber 20% of all adjusted gross receipts from the sale of the instructional segment of the product. Weber also has a conversion option during the first two years of the agreement allowing Weber to convert all future royalties for 50,000 shares of restricted common stock and an additional 50,000 shares if a Company approved NBA player is a sponsor of the electronic basketball game. As of September 30, 2005, the Company has generated no revenue related to the product.
          On June 15, 2005, the Company entered into a three year royalty agreement with Joe Johnson (Johnson), c/o SFX Basketball Group, LLC to perform services for the Company in connection with the promotion, marketing and advertising of a mobile interactive electronic basketball game product (with instructional-training segments incorporated therein). Under the terms of the agreement, we are obligated to compensate Johnson 20% of all adjusted gross receipts from the sale of the basketball product to be shared equally with (Weber). Johnson also has a conversion option during the first two years of the agreement allowing Johnson to convert all future royalties for 100,000 shares of restricted common stock. As of September 30, 2005, the Company has generated no revenue related to the product.

TEKNIK DIGITAL ARTS INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 8
Income Taxes
          As of September 30, 2005 and September 30, 2004 deferred tax assets consist of the following calculated at an effective tax rate of 39 percent:

	September 30,	September 30,
	2005	2004
Benefit of Net Operating Loss	$2,168,000	$1,323,000
Less: Valuation Allowance	(2,168,000)	(1,323,000)

	$—	$—

          As of September 30, 2005 and September 30, 2004, the Company established a valuation allowance equal to the amount of the deferred tax assets due to the uncertainty of the utilization of operating losses in future periods. The change in the valuation allowance between September 30, 2004 and September 30, 2005 is approximately equal to the net loss the Company sustained in the fiscal year ended September 30, 2005 times an effective tax rate of 39 percent. The expected benefit of $2,168,000 and $1,323,000 has not been recorded as a deferred tax asset on the Company’s balance sheet due to the deferred tax asset being reserved for on September 30, 2005 and September 30, 2004, respectively.
          As of September 30, 2005, the Company had federal and state net operating loss (“NOL’s”) carry forwards in the amount of approximately $5,559,000 that will expire as follows:

	Federal	State
	NOL	NOL

Expires 2008	$—	$340,000
Expires 2009	—	3,052,000
Expires 2010	—	2,167,000
Expires 2023	340,000	—
Expires 2024	3,052,000	—
Expires 2025	2,167,000	—

	$5,559,000	$5,559,000

Note 9
Investments – Joint Venture
          On March 24, 2004, Teknik Digital Arts, Inc. entered into a Joint Venture and Limited Liability Company Agreement with Playentertainment, L.L.P. Teknik Digital Arts, Inc. owns 50% of the joint venture and was obligated to contribute $37,500 as an initial capital contribution. Under the terms of the joint venture, the Company will be allocated 50% of the net profits/losses attributable to video games published pursuant to the Next Action Star License and 60% of the net profits/losses to video games published pursuant to any other titles developed through the joint venture.

TEKNIK DIGITAL ARTS INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 9
Investments – Joint Venture (Continued)
          The agreement entitles Playentertainment, L.L.P. the right to convert its Membership Interest into 200,000 shares of restricted common stock during the first two years of the joint venture. The membership interest conversion value shall not exceed 50% of the then outstanding common stock.
          The joint venture will be accounted for under the consolidation method of accounting as Teknik Digital Arts, Inc. is the managing member and has substantial control of the joint venture.
          On October 14, 2004, the Company entered into a Joint Venture and Limited Liability Company Agreement with PEP PAD, LLC to form Pep Pad-Teknik, LLC. The Company owns 50% of the joint venture and was to be allocated 50% of the net profits and losses attributable to video games published under the joint venture.
          On June 20, 2005, PEP PAD, LLC converted its interest in the joint venture into 300,000 shares of the Company’s restricted common stock valued at $2.50 per share and 250,000 stock warrants of the Company exercisable at $2.50 per share. The warrants were valued at $1.47 per share using the Black Scholes option pricing model. This transaction resulted in the Company recording $1,117,500 of compensation expense during the year ended September 30, 2005.
Note 10
Profit Sharing Plan
          On December 20, 2004, the Board of Directors adopted a 401(k) profit sharing plan for the Company, to be effective beginning January 1, 2005. Any person employed as of January 1, 2005, is eligible to participate in the plan as of that date. New employees are eligible to participate in the plan after completing one year of service for the Company, provided the employee is 21 years old. Contributions to the plan are at the discretion of the Board of Directors. The Company has not made any contributions to the plan during the year ended September 30, 2005.
Note 11
Going Concern
          As discussed in Note 1, the Company has been in the development stage since its inception on January 29, 2003. The Company has incurred operating losses and negative cash flows from its operations to date. Realization of a major portion of the assets is dependent upon the Company’s ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
          As a result of the renewal and the increase in borrowing availability under the revolving credit facility, management believes that its borrowing capacity under its revolving line of credit, together with future sales of equity or debt securities, will provide the Company with its immediate financial requirements to enable it to continue as a going concern. The raising of additional capital in public or private markets will primarily be dependent upon prevailing market conditions and the demand for the Company’s products and services. No assurances can be given that the Company will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on terms acceptable to the Company. In the event we are

TEKNIK DIGITAL ARTS INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 11
Going Concern (Continued)
unable to raise additional funds, we could be required to either substantially reduce or terminate our operations.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          In connection with the audit of the fiscal year ended September 30, 2005 there were no disagreements with Semple and Cooper, LLP on any matter of accounting principles or practices, financial statement disclosure or an auditing scope or procedure, which disagreement, if not resolved to Semple and Cooper, LLP’s satisfaction, would have caused Semple and Cooper, LLP to make reference to the subject matter of the disagreement in connection with its reports.
          The audit report of Semple and Cooper, LLP on our financial statements as of and for the year ended September 30, 2005 did not contain an adverse opinion or disclaimer of opinion, nor were the reports qualified or modified as to audit scope or accounting principles except as to going concern as disclosed in the audit opinion.
Item 8A. CONTROLS AND PROCEDURES
          As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal year covered by this report. No change in the internal control over financial reporting occurred during the last year that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.
Item 8B. OTHER INFORMATION
          None.
Part III
Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
          Set forth below is information concerning our current directors, executive officers and other key employees.

Name	Age	Position

John R. Ward	49	Chairman, Chief Executive Officer
Keith B. Dimond	33	Chief Financial Officer
Corey Comstock	48	President, Director of Art/Animation and Director
Benjamin Robins	51	Director
Kristine E. Ward	55	Secretary and Treasurer
          John R Ward. Mr. Ward has been our Chairman and Chief Executive Officer since inception. From inception to August 2004, he served as President. He currently also serves as Chairman of Codefire Acquisition Corp., which owns 28% of the Company’s outstanding capital stock. From 1992 to 1999, Mr. Ward served as Managing Director of Swiss Capital Management, where his responsibilities included identifying and analyzing investment opportunities for this private investment–banking firm.

          Keith B Dimond. Mr. Dimond joined us as Chief Financial Officer in June 2005. Over the past six years Mr. Dimond has owned his own tax and accounting consulting business and worked with numerous public companies. Prior to owning his own consulting practice he worked as a tax consultant for Arthur Andersen, LLP.
          Corey Comstock. Mr. Comstock joined us as Art/Animation director in July 2003, and has been designing, illustrating, and animating with computers for more than two decades and became President in August 2004. He began his computer design career in 1981 at Pacific Aquascape working on projects such as The Westin Maui, The Hyatt Waikaloa, and Kelowna Waterfront Park. He subsequently moved into the interactive field working for Interplay and Dreamworks Interactive where he directed, modeled, and animated for many games including Stonekeep, Heart of the Alien, Virtual Life, and The Lost World. Mr. Comstock served as lead animator on the 3D animated film Shrek for Dreamworks, where he was responsible for visual development and animation of the title character. Since then he has worked as an independent contractor on several projects including the games Lego Alpha Team and Warpath: Jurassic Park. Corey’s work has been published in CADence, Landscape Architect and Specifier magazines, as well as being featured in GamePro, Gamefan, Game Players, VideoGames, Electronic Gaming Monthly, and The Web.
          Benjamin D. Robins. Benjamin Robins was appointed to the board of directors of Teknik Digital Arts, Inc. in June of 2004. Mr. Robins is currently President of BDR Management, an international sports marketing and management firm. Prior to that, he held executive management positions with Advantage International, Adidas, and for over ten years acted as Tour Manager for the ATP professional tennis tour. Mr. Robins graduated from the J.L. Kellogg Graduate School of Management- Northwestern University with a Master of Management (MBA) degree.
Compliance with Section 16(a) of the Securities Exchange Act of 1934
          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, as well as persons beneficially owning more than 10% of our outstanding common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”) within specified time periods. Such officers, directors and shareholders are also required to furnish us with copies of all Section 16(a) forms they file.
          Based solely on its review of such forms received by us, or written representations from certain reporting persons, we believe that all Section 16(a) filing requirements applicable to our officers, directors and 10% shareholders were complied with during the fiscal year ended September 30, 2005. ]
Compensation Committee
          In February 2004, our board of directors established a compensation committee, composed of John Ward and Corey Comstock. The compensation committee is responsible for the design, review, recommendation and approval of compensation arrangements for our directors, executive officers and key employees, and for the administration of our Stock Option Plan, including the approval of grants under such plan to our employees, consultants and directors. Our board of directors may establish other committees to facilitate the management of our business.
          As of September 30, 2005, the board of directors has not established an audit committee.
Item 10. EXECUTIVE COMPENSATION
Director Compensation
          We currently do not provide compensation to our non-employee directors for serving on our board of directors or for attendance at meetings of the board of directors and the committees of the board of directors on which they serve. Non-employee directors are reimbursed for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors and committees of the board of directors. Employee directors are eligible to receive option grants under our Stock Option Plan. Non-employee directors may each receive grants of options to purchase a number of shares of our common stock from time to time as determined by our board of directors.
Executive Compensation
          The table below sets forth the cash and non-cash compensation earned by our Chief Executive Officer, Chief Financial Officer and employees whose earnings during the period from January 29, 2003 (inception) through September 30, 2003, the fiscal year ended September 30, 2004, and the fiscal year ended September 30, 2005 exceeded $100,000.
Summary Compensation Table

		Annual			Long-Term
		Compensation			Compensation
Name and					Securities Underlying
Principal				Other Annual	Stock	LTIP	All Other
Position(1)	Year	Salary	Bonus	Compensation	Options	Payouts	Compensation
John R. Ward	2005	$20,667	0	0	0	0	0
Chairman and CEO (2)	2004	0	0	0	0	0	0
	2003	0	0	0	0	0	0

Keith B. Dimond CFO (1)(3)	2005	$3,581	0	0	150,000	0	0
	2004	0	0	0	0	0	0
	2003	0	0	0	0	0	0

Corey Comstock President and	2005	$100,000	0	0	50,000	0	0
Director of Art &	2004	$100,000	0	$125,000	50,000	0	0
Animation (1) (4)	2003	$45,833	0	$250	0	0	0

Anthony Eaton (1)(5)	2005	0	0	0	0	0	0
	2004	$10,000	0	$12,500	0	0	0
	2003	0	0	$25	0	0	$24,067 (6)

(1)	The disclosure in this table (and in subsequent tables in this report) for Corey Comstock has been provided for informational purposes only and in light of his status as a significant employee of the Company. The disclosure in this table for Anthony Eaton has similarly been provided for informational purposes only. Mr. Eaton joined the Company as Chief Financial Officer in February 2004 and resigned in May 2004. The disclosure in this table for Keith B. Dimond has been provided for informational purposes only, Mr. Dimond joined the Company as Chief Financial Officer in June 2005.

(2)	Mr. Ward accepted no salary from the Company for the fiscal year ended September 30, 2003 or fiscal year ended September 30, 2004.

(3)	Mr. Dimond is currently compensated at a rate of $75.00 per hour. In March 2005, Mr. Dimond was issued 150,000 options for assuming responsibilities as Chief Financial Officer effective June 2005. The amount of salary listed in the table above reflects total wages earned since becoming CFO in June 2005.

(4)	Under the terms of his employment agreement with the Company, Mr. Comstock is entitled to an annual salary of $100,000. The amount of salary for 2003 reflected in this table for Mr. Comstock reflects 5 1/2 months of compensation under his employment agreement. On July 1, 2003, Mr. Comstock was issued 250,000 shares of common stock (valued at the par value of $0.001 per share) See “Employment Agreements”. In addition, under his employment agreement, Mr. Comstock was issued a total of 150,000 stock options, 50,000 options vested December 31, 2003, another 50,000 options vested December 31, 2004 and the remaining 50,000 options are scheduled to vest December 31, 2005. Additionally, in April 2004, our board of directors granted Mr.

Comstock a bonus of 250,000 shares of common stock (valued at $0.50 per share) for assuming the responsibilities of President in April 2004. Mr. Comstock’s other annual compensation reflects the value of the shares issued.

(5)	Other annual compensation reflects the fair market value of 25,000 shares of common stock issued to Mr. Eaton in fiscal 2003 (valued at the par value of $0.001 per share) in connection with consulting services performed by Mr. Eaton in fiscal 2003, and 25,000 shares issued in fiscal 2004 (valued at $0.50 per share) in connection with Mr. Eaton’s resignation.

(6)	Includes compensation received in fiscal 2003 pursuant to Mr. Eaton’s consulting agreement, prior to his employment with us.
Option Grants In Last Fiscal Year
(Individual Grants)
          The following table sets forth for each executive officer, information concerning individual grants of stock options during fiscal years 2005, 2004 and 2003 fiscal years. Most options were granted at an exercise price equal to the fair market value of our common stock at the date of the grant. In determining the fair market value of our common stock, the board of directors considered various factors, including our financial condition and business prospects, operating results, the absence of a market for the common stock and risks normally associated with investments in companies engaged in similar businesses.

			Percent of Total
		Securities	Options Granted to	Exercise
		Underlying Options	Employees in fiscal	Price	Expiration
Name	Fiscal Year	Granted (#)	year	($/share)	Date
Keith Dimond	2005	150,000	75%	$1.00	3/31/08

Corey Comstock	2005	50,000	25%	$1.00	12/31/08

	2004	50,000	50%	$1.00	12/31/07

	2003	0	0	N/A	N/A
Stock Option Plan
          On December 31, 2003, Teknik adopted its 2004 Stock Option Plan. The Option Plan provides that certain options granted there under are intended to qualify as “incentive stock options” within the meaning of Section 422A of the United States Internal Revenue Code, while non-qualified options may also be granted under the Option Plan. Incentive stock options may be granted only to employees of Teknik, while non-qualified options may be granted to non-executive directors, consultants and others as well as employees. The Option Plan is administered by our board of directors, and we have reserved 2,000,000 shares of common stock under the Option Plan, subject to adjustment for changes in our capital structure, for issuance to employees, officers, directors and consultants of Teknik. If an option expires, wholly or partially unexercised, is terminated or canceled, or is subject to our repurchase option, then the common stock allocable to the unexercised portion of such expired, terminated or canceled option, and such repurchased shares, as applicable, become available again for issuance under the Option Plan.
          No option may be transferred by an optionee other than by will or the laws of descent and distribution, and during the lifetime of an optionee, an option may be exercised only by him. Subject to certain limitations, non-statutory stock options may be assignable or transferable to the extent permitted by the board, in its discretion, and as set forth in the relevant option agreement. Upon termination of employment of an optionee by reason of death or disability, his option remains exercisable for one year thereafter to the extent it was exercisable on the date of such termination. Upon termination of employment of an optionee by reason of a change of control of Teknik, his option remains exercisable for six months thereafter to the extent it was exercisable on the date of such termination. In the event of termination of employment of an optionee for cause, the option shall terminate and cease to be exercisable immediately upon termination. Upon termination of employment of an optionee by any reason other than the foregoing, his option remains exercisable for three months thereafter to the extent it was exercisable on the date of such termination. The deadlines to exercise options may be extended as necessary to permit optionees to comply with the securities laws.
          Options under the Option Plan must be granted within 10 years from the effective date of the Option Plan. No option shall be exercisable after 10 years following the date on which such option was granted, and for certain optionees, incentive stock options shall not be exercisable after 5 years following the date on which such option was granted. Subject to certain limitations, options granted under the Option Plan permit payment of the exercise price in cash, by delivery to us of shares of common stock already owned by the optionee having a fair market value equal to the exercise price of the options being exercised, by assignment to us of the proceeds of a sale or loan, by promissory note, by such other consideration as may be approved by our board of directors, or by a combination of these methods of payment. Under the Option Plan, stock appreciation rights may also be granted with respect to an option.
          For further information related to the Option Plan, see Note 5 to our financial statements.
Option Exercise
          There were no option exercises by Messrs. Comstock, Dimond or Skeel during the fiscal year ended September 30, 2005.
Aggregate Option Exercises In Last Fiscal Year And Year End Option Values

			Number of Securities
			Underlying	Value of Unexercised
	Shares		Unexercised	In-The-Money Options
	Acquired		Options at	at
	on	Value	September 30, 2005 (#)	September 30, 2005 ($)
	Exercise	Realized	Exercisable /	Exercisable /
Name	(#)	($)	Unexercisable	Unexercisable(1)

Corey Comstock	0	$0	100,000/50,000	$150,000/$75,000

Keith Dimond	0	$0	150,000/0	$225,000/$0
John Skeel	0	$0	50,000/0	$75,000/$0

(1)	Information is based on an assumed $2.50 value, however, as of September 30, 2005, the Company’s common stock had not been traded and therefore, had a closing price of $0.
Employment Agreements
          Effective July 1, 2003, we employed Corey Comstock under a 2.5-year employment agreement as our Art/Animation Director. The employment agreement automatically renews for additional one-year terms unless either party terminates it prior to renewal. Mr. Comstock’s employment agreement calls for an annual gross salary of $100,000, payable semi-monthly. Mr. Comstock’s salary may be subject to salary reduction programs for senior executives, and will be reviewed annually by the board of directors. Also in accordance with his employment agreement, on July 1, 2003, we granted Mr. Comstock 250,000 shares of our common stock as additional consideration of employment. Mr. Comstock’s employment agreement entitles him to fully vested options to purchase 50,000 shares of our common stock upon completion of the first six (6) months of employment, and fully vested options to purchase 50,000 shares of our common stock for each full year of employment thereafter, for up to two years for a maximum of 150,000 shares. All such options shall be exercisable at an exercise price of $1.00 per share, and will expire three (3) years after the date of issuance. As part of his employment, Mr. Comstock also entered into an agreement under which inventions relating to our business or products that Mr. Comstock makes, conceives, reduces to practice or otherwise learns, either alone or jointly with others, during the term of his employment are the sole and exclusive property of Teknik, and Mr. Comstock assigns all royalties or other consideration relating to such inventions to us.
          On June 16, 2005, the Board of Directors of the Company elected Keith Dimond, age 33, to the position of Chief Financial Officer of the Company. Mr. Dimond has served as the Company’s accountant since September 27, 2004. Pursuant to the terms of the agreement, Mr. Dimond will be compensated at the rate of $75.00 per hour. Over the past five years Mr. Dimond has owned his own tax and accounting consulting business and worked with numerous public companies. In connection with accounting services previously provided by Mr. Dimond to the Company, on March 31, 2005, the Company granted Mr. Dimond options to purchase 150,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The options vest immediately upon the option grant, and have a term of three years.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
          The following table sets forth, as of September 30, 2005, certain information with respect to beneficial share ownership by each of our executive officers and directors, by all executive officers and directors as a group and by all persons known to management to own more than 5% of our outstanding common stock. Except as otherwise indicated, the shareholders listed have sole investment and voting power with respect to their shares. The amounts and percentages are based on 9,125,000 shares of common stock outstanding as of September 30, 2005.

	Number of
	Common Shares		Percent of
Name of Beneficial Owner	Beneficially Owned		Outstanding shares
John R. Ward	3,476,000	(1)	38.1%
Corey Comstock	500,000	(2)	5.5%
Benjamin Robins	100,000		1.1%
CodeFire Acquisition Corp.	660,000	(3)	7.2%
John Skeel	500,000		5.5%
All officers and directors as a group (4 persons)	4,076,000		44.7%

(1)	Includes 660,000 shares held by CodeFire Acquisition Corp., of which Mr. Ward is the president. In addition, CodeFire Acquisition Corp. owns 2,900,000 shares issuable upon exercise of outstanding warrants not included in the above table.

(2)	Corey Comstock also owns 100,000 shares issuable upon exercise of outstanding options not included in the above table.

(3)	CodeFire Acquisition Corp. also owns 2,900,000 shares issuable upon exercise of outstanding warrants not included in the above table.
Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          John R. Ward, our Chairman, Chief Executive Officer and Chief Financial Officer, is also the president of CodeFire Acquisition Corp., or CAC, and holds approximately 28% of the issued and outstanding shares of CAC’s common stock. CAC beneficially holds approximately 7.2% of the issued and outstanding shares of our common stock. On February 15, 2003, we entered into a software license agreement with CAC to obtain the development and marketing rights to the AniDragon software. Under the terms of the agreement, we are obligated to make quarterly royalty payments to CAC of 10% of all net receipts. The term of the agreement is indefinite, and granted us the option to purchase all of CAC’s ownership interest in the AniDragon software for $2,000,000. We have temporarily discontinued the distribution of AniDragon. As of September 30, 2005, we have generated no material revenue related to the AniDragon software.

          On March 31, 2003, we entered into a revolving credit agreement with CAC for up to $500,000 at an interest rate of 7% per annum. The note was due March 1, 2004. On December 31, 2003, Teknik and CAC entered into an exchange agreement under which we issued 1,000,000 shares of common stock, with a value of $0.50, in exchange for the cancellation of the unpaid principal amount of $500,000 that had been drawn under the revolving credit agreement. Additionally, we granted CAC warrants to purchase an aggregate of 3,000,000 shares of our common stock, at an exercise price of $2.50 per share. On February 23, 2005, we renewed the revolving credit facility for an additional year, extending the facility through March 1, 2006, and extending the deadline for amounts due on the note associated with our borrowings under the facility from March 1, 2005 to March 1, 2006. We also renegotiated the aggregate borrowing amount of the facility with CAC, increasing the aggregate amount of the facility from $500,000 to $1,000,000 with the interest rate remaining at 7% per annum.
Item 13. EXHIBITS
          The exhibits as indexed immediately following the signature page of this Report are included as part of this Form 10-KSB.
Item 14. Principal Accountant Fees and Services.
          The following table sets forth fees billed to us by our auditors during the fiscal years ended September 30, 2005 and September 30, 2004 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	September 30, 2005	September 30, 2004
(i) Audit Fees	$15,471	$24,750
(ii) Audit Related Fees	$27,290	$14,420
(iii) Tax Fees	$0	$16
(iv) All Other Fees	$0	$0
          Audit Committee Pre-Approval Policies and Procedures
          All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence. The Audit Committee pre-approves the annual engagement of the principal independent registered public accounting firm, including the performance of the annual audit and quarterly reviews for the subsequent fiscal year, and pre-approves specific engagements for tax services performed by such firm. The Audit Committee has also established pre-approval policies and procedures for certain enumerated audit and audit related services performed pursuant to the annual engagement agreement, including such firm’s attendance at and participation at Board and committee meetings; services associated with SEC registration statements approved by the Board of Directors; review of periodic reports and other documents filed with the SEC or other documents issued in connection with securities offerings, such as comfort letters and consents; assistance in responding to any SEC comments letters; and consultations with such firm as to the accounting or disclosure treatment of transactions or events and the actual or potential impact of final or proposed rules, standards or interpretations by the SEC, Public Company Accounting Oversight Board (PCAOB), Financial Accounting Standards Board (FASB), or other regulatory or standard-setting bodies. The Audit Committee is informed of each service performed pursuant to its pre-approval policies and procedures. The Audit Committee has considered the role of Semple & Cooper in providing services to us for the fiscal year ended September 30, 2005 and has concluded that such services are compatible with such firm’s independence.

SIGNATURES
          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEKNIK DIGITAL ARTS, INC.
/s/ John R. Ward
John R. Ward, Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: December 29, 2005
          In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
POWER OF ATTORNEY
          KNOWN ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John R. Ward and Keith B. Dimond, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Signatures	Title	Date

/s/ John R. Ward John R. Ward	Chairman, CEO and Director (Principal Executive Officer)	December 29, 2005

/s/ Keith B. Dimond Keith B. Dimond	Chief Financial Officer (Principal Financial Officer)	December 29, 2005

/s/ Benjamin Robins Benjamin Robins	Director	December 29, 2005

/s/ Corey Comstock Corey Comstock	Director	December 29, 2005

EXHIBIT INDEX

Exhibit
Number	Description	By Reference from Document

3.4	Articles of Incorporation	Filed as Exhibit 3.1 to Form SB-2, Registration No 333-118101 effective. August 10, 2004

3.5	Bylaws	Filed as Exhibit 3.2 for Form SB-2, Registration No. 333-118101 effective August 10, 2004.

4.5	Specimen of common stock certificate	Filed as Exhibit 4 to Form SB-2, Registration No. 333-118101 effective August 10, 2004.

5.2	Opinion of Squire, Sanders & Dempsey L.L.P. regarding legality	Filed as Exhibit 5 to Form SB-2, Registration No. 333-118101 effective August 10, 2004

10.11	Letter of Intent with Quicksilver Software, Inc., dated May 17, 2003	Filed as Exhibit 10.1 to Form SB-2, Registration No. 333-118101 effective August 10, 2004

10.12	Exchange Agreement with CodeFire Acquisition Corp., dated December 31, 2003	Filed as Exhibit 10.2 to Form SB-2, Registration No. 333-118101 effective August 10, 2004

10.13	Joint venture agreement with Playentertainment, LLP, dated February, 2004	Filed as Exhibit 10.3 to Form SB-2, Registration No. 333-118101 effective August 10, 2004

10.14	2004 Stock Option Plan, effective December 31, 2003	Filed as Exhibit 10.4 to Form SB-2, Registration No. 333-118101 effective August 10, 2004

10.15	Employment agreement with Corey Comstock, dated July 1, 2003	Filed as Exhibit 10.5 to Form SB-2, Registration No. 333-118101 effective August 10, 2004

10.16	Employment agreement with Jonathan Domasig, dated July 1, 2003	Filed as Exhibit 10.6 to Form SB-2, Registration No. 333-118101 effective August 10, 2004

24.10	Powers of Attorney (included on the Signature Page of the Form SB-2)	Filed as Exhibit 24 to Form SB-2, Registration No. 333-118101 effective August 10, 2004

Exhibit
Number	Description	By Reference from Document

10.17	Amendment to Joint Venture Agreement with Playentertainment, LLP, dated September, 2004	Filed as Exhibit 10.3a to Form SB-2A, Amendment Two, Registration No. 333-118101, effective January 25, 2005

10.18	Revolving Credit Agreement with CodeFire Acquisition Corp., dated March 31, 2003	Filed as Exhibit 10.7 to Form SB-2A, Amendment Two, Registration No. 333-118101, effective January 25, 2005

10.19	Software Purchase Agreement with Fortune Labs, Inc., dated December 31, 2003	Filed as Exhibit 10.8 to Form SB-2A, Amendment Two, Registration No. 333-118101, effective January 25, 2005

4.6	Teknik Digital Arts, Inc. 2004 Stock Option Plan	Filed as Exhibit 4.2 to Form SB-2A, Amendment Three, Registration No. 333-118101, effective March 1, 2005

10.20	Software License Agreement with CodeFire Acquisition Corp., dated February 15, 2003	Filed as Exhibit 10.9 to Form SB-2A, Amendment Three, Registration No. 333-118101, effective March 1, 2005

10.21	Exclusive Patent and Copyright License between Andamiro U.S.A. Corp. and Parisi Sports, Inc. dated June 25, 2003	Filed as Exhibit 10.10 to Form SB-2A, Amendment Three, Registration No. 333-118101, effective March 1, 2005

10.22	Merchandise Licensing Agreement between Playinteractive, Filed as Exhibit 10.12 to Form SB-2A, LLP and NBC Enterprises, Inc., dated April 21, 2003	Filed as Exhibit 10.11 to Form SB-2A, Amendment Three, Registration No. 333-118101, effective March 1, 2005

10.23	Proprietor Approval form between NAS Interactive, LP and Joy Tashjian Marketing Group, LLC, dated November 21, 2003	Filed as Exhibit 10.12 to Form SB-2A, Amendment Three, Registration No. 333-118101, effective March 1, 2005

10.24	Representation Agreement with Gaylord Sports Management, dated July 28, 2004	Filed as Exhibit 10.13 to Form SB-2A, Amendment Three, Registration No. 333-118101, effective March 1, 2005

10.25	Sponsorship and Development Agreement with Independent Golf Research Corporation dated August 5, 2004	Filed as Exhibit 10.14 to Form SB-2A, Amendment Three, Registration No. 333-118101, effective March 1, 2005

10.26	Sponsorship and Development Agreement with Rick Smith Enterprises, dated August 6, 2004, as amended December 10, 2004	Filed as Exhibit 10.15 to Form SB-2A, Amendment Three, Registration No. 333-118101, effective March 1, 2005

Exhibit
Number	Description	By Reference from Document

10.27	Sponsorship and Development Agreement with Mickelson, Inc., dated August 6, 2004, as amended December 10, 2004	Filed as Exhibit 10.16 to Form SB-2A, Amendment Three, Registration No. 333-118101, effective March 1, 2005

10.28	Joint Venture and Limited Liability Company Agreement with PEP PAD, LLC, dated October 14, 2004	Filed as Exhibit 10.17 to Form SB-2A, Amendment Three, Registration No. 333-118101, effective March 1, 2005

10.29	Endorsement and Services Agreement with Kentucky Eleven, Inc., dated October 15, 2004	Filed as Exhibit 10.18 to Form SB-2A, Amendment Three, Registration No. 333-118101, effective March 1, 2005

10.30	Sponsorship and Development Agreement with Buddy Rice Racing, Inc., dated November 17, 2004	Filed as Exhibit 10.19 to Form SB-2A, Amendment Three, Registration No. 333-118101, effective March 1, 2005

10.31	Revolving Credit Agreement with CodeFire Acquisition Corp., dated February 23, 2005	Filed as Exhibit 10.20 to Form SB-2A, Amendment Three, Registration No. 333-118101, effective March 1, 2005

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a)(5) of the Securities Exchange Act of 1934	Filed Herewith

31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a)(5) of the Securities Exchange Act of 1934	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith