Form 10QSB
period 2005-12-31
Teknik Digital Arts Inc.
filed 2006-02-14
CIK 1299648

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
Form 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
TEKNIK DIGITAL ARTS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	68 053 9517

State or jurisdiction of	(I. R. S. Employer Identification No.)
incorporation or organization

P.O. Box 2800-314, Carefree, Arizona 85377

(Address of principal executive offices)

(480) 443-1488

(Issuer’s telephone number)
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☑ No ☐
     On February 8, 2006, the registrant had outstanding 9,125,000 shares of Common Stock, par value $0.001 per share.
     Transitional Small Business Disclosure Format: Yes ☐ No ☑

Teknik Digital Arts, Inc. and Subsidiary (A Development Stage Company)
Form 10-QSB
For the Quarter Ended December 31, 2005

PART I FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of December 31, 2005 (Unaudited) and September 30, 2005	1
	Unaudited Condensed Consolidated Statements of Operations for the three months ended December 31, 2005 and 2004 and for the period from Inception January 29, 2003 through December 31, 2005	2
	Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2005 and 2004 and for the period from Inception January 29, 2003 through December 31, 2005	4
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
PART II OTHER INFORMATION

Item 1.	Legal Proceedings.	14

Item 6.	Exhibits.	14
Exhibit 31.1
Exhibit 31.2
Exhibit 32

TEKNIK DIGITAL ARTS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	December 31,	September 30,
	2005	2005
Current Assets:
Cash and cash equivalents	$1,071	$7,060
Prepaid expenses	14,260	28,678

Total Current Assets	15,331	35,738

Property and equipment, net	7,336	7,673
Security deposit	3,200	3,200

Total Assets	$25,867	$46,611

Current Liabilities:
Note payable — related party (Note 2)	$765,850	$610,350
Notes payable	2,794	11,069
Accounts payable	425,850	311,667
Accrued vacation	—	1,154
Accrued payroll	4,227	—
Capital lease liability — current portion	2,092	2,283
Accrued interest — related party (Note 2)	12,084	17,667

Total Current Liabilities	1,212,897	954,190

Long-Term Liabilities
Capital lease liability — long term portion	—	380
Minority Interest in Joint Venture (Note 4)	37,500	37,500

Total Liabilities and Minority Interest	1,250,397	992,070

Stockholders’ Equity (Deficit): (Notes 1)
Common stock — $.001 par value; 50,000,000 shares authorized, 9,125,000 shares issued and outstanding	9,125	9,125
Additional paid-in capital	4,604,010	4,604,010
Deficit accumulated during development stage	(5,837,665)	(5,558,594)

Total Stockholders’ Equity (Deficit)	(1,224,530)	(945,459)

Total Liabilities and Stockholders’ Equity (Deficit)	$25,867	$46,611

See accompanying notes to condensed consolidated financial statements

TEKNIK DIGITAL ARTS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

			Date of Inception,
	Three	Three	January 29, 2003,
	Months Ended	Months Ended	Through
	December 31,	December 31,	December 31,
	2005	2004	2005
Sales	$—	$—	$—

Cost of Sales	—	—	—

Gross Profit	—	—	—
General and Administrative Expenses	226,316	207,266	3,079,198
Research and Development Costs	37,860	76,538	2,703,393

Loss from Operations	(264,176)	(283,804)	(5,782,591)

Other Income (Expense):
Interest Expense	(14,895)	(2,902)	(64,665)
Miscellaneous Income	—	1,752	9,591

	(14,895)	(1,150)	(55,074)

Minority Interest Portion of Loss	—	—	—

Net Loss	$(279,071)	$(284,954)	$(5,837,665)

Basic and diluted loss per share (Note 1)	$(0.03)	$(0.03)	$(0.75)

Weighted Average Common Shares Outstanding	9,125,000	8,805,000	7,791,134

See accompanying notes to condensed consolidated financial statements

TEKNIK DIGITAL ARTS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)
For The Period From The Date of Inception, January 29, 2003 Through December 31, 2005

				Accumulated	Total
			Additional	During	Stockholders’
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)
Balance at Inception, January 29, 2003	—	$—	$—	$—	$—

Issuance of common stock for compensation and consulting	6,635,000	6,635	—	—	6,635

Net Loss from inception to September 30, 2003	—	—	—	(339,709)	(339,709)

Balance at September 30, 2003	6,635,000	6,635	—	(339,709)	(333,074)

Conversion of debt to common stock	1,000,000	1,000	499,000	—	500,000

Proceeds from sale of stock	190,000	190	94,810	—	95,000

Warrants issued for compensation	—	—	820,000	—	820,000

Issuance of common stock for compensation and consulting	880,000	880	1,539,120	—	1,540,000

Exercise of warrants	100,000	100	249,900	—	250,000

Net Loss for the twelve months ended September 30, 2004	—	—	—	(3,052,280)	(3,052,280)

Balance at September 30, 2004	8,805,000	8,805	3,202,830	(3,391,989)	(180,354)

Issuance of common stock for compensation and consulting	320,000	320	799,680	—	800,000

Options and warrants issued for compensation	—	—	601,500	—	601,500

Net Loss for the twelve months ended September 30, 2005	—	—	—	(2,166,605)	(2,166,605)

Balance at September 30, 2005	9,125,000	9,125	4,604,010	(5,558,594)	(945,459)

Net Loss for the three months ended December 31, 2005(Unaudited)	—	—	—	(279,071)	(279,071)

Balance at December 31, 2005 (Unaudited)	9,125,000	$9,125	$4,604,010	$(5,837,665)	$(1,224,530)

See accompanying notes to condensed consolidated financial statements

TEKNIK DIGITAL ARTS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Date of Inception,
	Three	Three	January 29, 2003,
	Months Ended	Months Ended	Through
	December 31,	December 31,	December 31,
	2005	2004	2005
Increase/(Decrease) in Cash and Cash Equivalents:
Cash flows from operating activities:
Net Loss	$(279,071)	$(284,954)	$(5,837,665)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	337	243	1,631
Common stock, options, and warrants issued for compensation and consulting	—	—	3,768,135
Changes in Assets and Liabilities:
Prepaid expenses	14,418	(625)	(14,260)
Security deposit	—	—	(3,200)
Accounts payable	114,183	72,478	425,850
Accrued vacation	(1,154)	(2,406)	—
Accrued payroll	4,227	—	4,227
Accrued interest — related party	(5,583)	(12,461)	12,084

Net cash used by operating activities	(152,643)	(227,725)	(1,643,198)

Cash flows from investing activities:
Purchase of fixed assets	—	(3,239)	(4,402)

Net cash used in investing activities	—	(3,239)	(4,402)

Cash flows from financing activities:
Proceeds from note payable — related party	155,500	260,000	1,450,088
Payments of note payable	(8,275)	—	2,794
Proceeds from sale of stock and exercise of warrants	—	—	345,000
Repayment of debt — related party	—	—	(184,238)
Payments related to capital lease	(571)	(190)	(2,473)
Proceeds from Joint Venture	—	—	37,500

Net cash provided by financing activities	146,654	259,810	1,648,671

Net change in cash and cash equivalents	(5,989)	28,846	1,071

Cash and cash equivalents at beginning of period	7,060	11,995	—

Cash and cash equivalents at end of period	$1,071	$40,841	$1,071

See accompanying notes to condensed consolidated financial statements

TEKNIK DIGITAL ARTS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

			Date of Inception,
	Three	Three	January 29, 2003,
	Months Ended	Months Ended	Through
	December 31,	December 31,	December 31,
	2005	2004	2005
Supplemental Information:
Interest paid	$17,667	$15,349	$41,625
Income taxes paid	$—	$—	$—

Non-cash Investing and Financing Activities
Issuance of common stock for repayment of debt related party	$—	$—	$500,000
Common Stock and warrants issued for compensation and consulting	$—	$—	$3,768,135
Capital lease obligation	$—	$4,565	$4,565
See accompanying notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates

Presentation of Interim Information:
     The condensed consolidated financial statements included herein have been prepared by Teknik Digital Arts Inc. (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our Form 10KSB filed for the year ended September 30, 2005 as filed with the SEC under the Securities and Exchange Act of 1933. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at December 31, 2005 and the results of our operations and cash flows for the periods presented. The September 30, 2005 consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
     Interim results are subject to significant seasonal variations and the results of operations for the three months ended December 31, 2005 are not necessarily indicative of the results to be expected for the full year.
Nature of Corporation
     Teknik Digital Arts, Inc. (the “Company”) was organized under the laws of the State of Nevada on January 29, 2003. The principal business purpose of the Company is to publish interactive video games and instructional software for play on mobile telephones, personal computers and video game consoles.
     The Company has not commenced principal operations as of December 31, 2005. As such, the Company is deemed to be in the development stage formed for the purpose of developing interactive entertainment software.
Liquidity
     The Company has generated an accumulated net loss of $5,837,665 (unaudited) from the date of inception January 29, 2003 through December 31, 2005. Our primary sources of liquidity are proceeds from borrowings under our revolving line of credit and, to a lesser extent, proceeds from the sale of equity securities.
Revenue Recognition
     The Company will derive its revenues from the sale of interactive entertainment software through the Company website and distributors. As of December 31, 2005 the Company has generated no material revenues.
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
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Loss Per Share
     Basic loss per share of common stock was computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period.
     Diluted loss per share is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options that are freely exercisable into common stock at less than the prevailing market price. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. As of December 31, 2005, options to purchase 350,000 shares and warrants to purchase 3,550,000 shares of common stock were not included in the determination of diluted loss per share as their effect was anti-dilutive.
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
     Most stock options issued to employees or prospective key employees have an exercise price not less than the fair market value of the Company’s common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company’s financial statements for the period from the date of inception, January 29, 2003, through September 30, 2004. During the year ended September 30, 2005, 150,000 options were issued to an outside consultant who subsequently became an employee. These options were valued at $1.56 per option, accordingly, compensation expense of $234,000 was recorded using the Black Scholes model pricing method.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)

Stock-Based Compensation (Continued)
The following table sets forth the computation of pro forma basic and diluted earnings per share, based upon the fair value method:

			(Unaudited)
	(Unaudited)	(Unaudited)	Date of Inception,
	Three	Three	January 29, 2003,
	Months Ended	Months Ended	Through
	December 31,	December 31,	December 31,
Net loss:	2005	2004	2005
As reported	$(279,071)	$(284,954)	$(5,837,665)

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	—	—	—

Pro forma net loss	$(279,071)	$(284,954)	$(5,837,665)

Basic loss per share:
As reported	$(0.03)	$(0.03)	$(0.75)

Pro forma	$(0.03)	$(0.03)	$(0.75)

Diluted loss per share:
As reported	$(0.03)	$(0.03)	$(0.75)

Pro forma	$(0.03)	$(0.03)	$(0.75)

     The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for all grants: expected life of options of 3 years, risk-free interest rate of 2%, volatility at 0-90%, and a 0% dividend yield. This resulted in a portion of the options having been valued at $234,000 or approximately $1.50 per option.
     In December 2004, the FASB issued Statement No. 123R (“SFAS 123R”), “Share-Based Payment”. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It requires that the fair-value-based method be used to account for these transactions for all public entities. This Statement is effective for small business issuers for the first reporting period after December 15, 2005 and will effect any stock based compensation issued after that date. Management has complied with the standard and the implementation of this standard is consistent with amounts reflected in the pro forma net loss reflected in this report.

Note 2
Related Party Transactions

     As of December 31, 2005 and September 30, 2005, the Company has an uncollateralized line of credit of $1,000,000 with a related party. The line of credit bears interest at the rate of 7% per annum and principal and interest are due on March 1, 2006. As of December 31, 2005 and September 30, 2005, the Company’s balance on this line of credit was $765,850 (unaudited) and $610,350 respectively and the Company had

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2
Related Party Transactions (Continued)

$234,150 and $389,650, respectively of available line of credit. As of December 31, 2005 and September 30, 2005, there was interest accrued on the note of $12,084 and $17,667, respectively.

Note 3
Commitments and Contingencies

     The Company is a defendant in a lawsuit filed by Codefire, Inc. for alleged misappropriation of trade secrets and other violations. The Company is anticipating settling the lawsuit in the near future. As such, an amount of approximately $112,000 has been accrued in the accompanying financial statements for the potential settlement of this claim.
     The Company has an employment agreement with one of its employees providing for annual compensation of $100,000. The initial term of the agreement concluded on December 31, 2005, however, the agreement automatically renews for a period of one year unless otherwise terminated. As of December 31, 2005 the agreement has been renewed for a one year period ending on December 31,  2006.

Note 4
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5
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
     The “Teknik Digital Arts” family of related marks, images and symbols are our properties and trademarks. All other trademarks, tradenames and service marks appearing in this report are the property of their respective holders. References to “Teknik Digital Arts,” “we,” “us,” “our,” or similar terms refer to Teknik Digital Arts Inc. together with its consolidated subsidiary.
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
     In December 2005, we released a mobile phone game based on the television show Fear Factor. We also launched a mobile phone game around professional golfer Phil Mickelson that was released in December 2005. We have developed a proprietary mobile media player that is used for the instructional series developed by Mickelson’s short game teacher, Dave Pelz, and his swing coach, Rick Smith, as well as Phil Simms and Chris Simms Football, Cal Ripken Baseball, Phil Weber and Joe Johnson Basketball.
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
     As of December 31, 2005, we had three full time employees, including one in product development, one in sales and marketing and one in finance, general and administrative. We intend to hire additional employees as needed. We also retain independent contractors to provide various services, primarily in connection with our software development and sales activities. We are not subject to any collective bargaining agreements and we believe that our relationship with our employees is good.
Summary Plan of Operations
     Presently, we require approximately $50,000 to $60,000 per month to fund our recurring operations. This amount may increase as we expand our development efforts to include additional product offerings. Substantially all of our cash needs are attributable to research and development expenses as well as professional fees associated with being a public company. As of the date of this report, we have funded our working capital requirements from past borrowings under our revolving line of credit and, to a lesser extent, from the sale of equity securities. Assuming our capital requirements remain consistent with our current growth plan, we intend to fund our working capital requirements over the next 12 months through availability under our revolving credit facility, game sales and possibly the sale of equity securities. As of December 31, 2005, $234,150 is available for borrowing under our revolver. We currently anticipate that if our capital requirements increase and we are, therefore, required to raise additional capital, we will raise such additional funds through the sale of equity or debt securities and from the exercise of outstanding warrants. The amount of funds raised, if any, will determine what additional projects we will be able to undertake. No assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on terms acceptable to us. In addition, no assurance can be given that our outstanding warrants will be exercised, if ever, at a time when we may need such funds for our operations.
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
     We have incurred significant expenses from inception through December 31, 2005 primarily attributable to charges incurred during our development stage. Since our inception, we have incurred a net loss of $5,837,665. Approximately $3,768,000 of expenses have been attributable to non-cash charges taken since inception related to stock issuances for compensation, consulting, and stock and warrants issued in relation to software development costs.
Comparisons of the three months ended December 31, 2005 and 2004
     Our general and administrative expenses increased approximately 9% from $207,266 for the three months ended December 31, 2004 to $226,316 for the three months ended December 31, 2005. The slight increase was primarily due to the Company accruing approximately $112,000 related to a potential lawsuit settlement with Codefire, Inc., offset by a decrease in non-cash compensation expense related to the issuance of stock for services and a decrease in professional fees that were incurred in conjunction with the filing of the prospectus during the three months ended December 31, 2004. Research and development costs decreased approximately 51% from $76,538 for the three months ended December 31, 2004 to $37,860 for the three months ended December 31, 2005. This decrease is attributable to more resources and up-front costs being required in the early development phases of product development in the three months ended December 31, 2004.
     The Company is a defendant in a lawsuit filed by Codefire, Inc. for alleged misappropriation of trade secrets and other violations. The Company believes the lawsuit will be settled in the near future, therefore, an estimate of $112,000 has been accrued during the three months ended December 31, 2005 related to the settlement of this claim.
Liquidity and capital resources
     Our primary sources of liquidity are proceeds from past borrowings under our revolving line of credit and, to a lesser extent, proceeds from the sale of equity securities. Our line of credit has a term of one year (renewable annually on March 1), and is being provided by a related party, CodeFire Acquisition Corp., or CAC, which holds 7.23% of our issued and outstanding common stock. There are no material affirmative or negative covenants under our line of credit. The line of credit allows for borrowing of up to $1,000,000 at December 31, 2005 and September 30, 2005. We borrowed an aggregate of $765,850 through December 31, 2005, and $610,350 under the line of credit through September 30, 2005. Accordingly, as of December 31, 2005 and September 30, 2005, we had borrowing availability of $234,150 and $389,650, respectively, under the line of credit.
     As of December 31, 2005 and September 30, 2005, we had cash and equivalents amounting to $1,071 and $7,060, respectively, and prepaid expenses of $14,260 and $28,678, respectively. Our liquidity needs are primarily to fund working capital requirements, including general and administration and developmental expenses. The largest use of our funds is developmental expenses, consisting primarily of salaries and related expenses.
     As of December 31, 2005, we had total current liabilities of $1,212,897 and had total current assets of $15,331, with our current liabilities exceeding our current assets by $1,197,566. As of September 30, 2005, we had total current liabilities of $954,190 and had total current assets of $35,738, with our current liabilities exceeding our current assets by $918,452.
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
     Although we are currently able to pay our debts as they become due, if our expenses exceed our borrowing availability, and we cannot renegotiate a higher limit with our revolving credit facility, we may not have sufficient cash to satisfy our liquidity needs for the upcoming twelve months. As a result of the operating losses and negative cash flows incurred since our inception in January 2003, our independent auditor has included an explanatory paragraph in its report on our financial statements for the year ended September 30, 2005, expressing substantial doubt regarding our ability to continue as a going concern. This means that the auditor questions whether we can continue in business. Investors in our securities should carefully review the report prepared by our auditor included in Form 10-KSB at September 30, 2005. Our ability to continue in the normal course of business is dependent upon our access to additional capital, as discussed above, and the success of our future operations. The success of our future operations is dependent on our ability to deploy our products and applications, generate significant revenue from the sale of our products and product applications and licensing of related products and services and establish and maintain broad market acceptance for our products.
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
Item 6. Exhibits.
     (a) The following exhibits are filed herewith pursuant to Regulation S-B.
Exhibit Index

Exhibit
No.	Description

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32	Section 906 Certifications

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEKNIK DIGITAL ARTS, INC.
Dated: February 14, 2006
	By	/s/ John R. Ward

John R. Ward
President and Chief Executive Officer

	By	/s/ Keith B. Dimond

Keith B. Dimond
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32	Section 906 Certifications