Form 10QSB
period 2006-03-31
Teknik Digital Arts Inc.
filed 2006-05-15
CIK 1299648

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
Form 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
TEKNIK DIGITAL ARTS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	68 053 9517

State or jurisdiction of	(I. R. S. Employer Identification No.)
incorporation or organization
P.O. Box 2800-314, Carefree, Arizona 85377

(Address of principal executive offices)
(480) 443-1488

(Issuer’s telephone number)
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☑ No ☐
     On May 3, 2006, the registrant had outstanding 8,625,000 shares of Common Stock, par value $0.001 per share.
     Transitional Small Business Disclosure Format: Yes ☐ No ☑

Teknik Digital Arts, Inc. and Subsidiary
Form 10-QSB
For the Quarter Ended March 31, 2006

TEKNIK DIGITAL ARTS INC. AND SUBSIDIARY
Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	September 30,
	March 31, 2006	2005
Cash and cash equivalents	$349	$7,060
Accounts receivable	2,122	—
Prepaid expenses	4,798	28,678

Total Current Assets	7,269	35,738

Property and equipment, net	6,224	7,673
Security deposit	3,200	3,200

Total Assets	$16,693	$46,611

Current Liabilities:
Note payable — related party (Note 2)	$838,850	$610,350
Notes payable	—	11,069
Accounts payable	580,373	311,667
Accrued vacation	—	1,154
Capital lease liability — current portion	1,522	2,283
Accrued other	592	—
Accrued interest — related party (Note 2)	26,347	17,667

Total Current Liabilities	1,447,684	954,190

Long-Term Liabilities
Capital lease liability — long term portion	—	380
Minority Interest in Joint Venture (Note 4)	37,500	37,500

Total Liabilities and Minority Interest	1,485,184	992,070

Stockholders’ Equity (Deficit): (Notes 1)
Common stock — $.001 par value; 50,000,000 shares authorized, 9,125,000 shares issued and 8,625,000 and 9,125,000 outstanding, respectively	9,125	9,125
Additional paid-in capital	4,604,010	4,604,010
Accumulated deficit	(6,080,851)	(5,558,594)

	(1,467,716)	(945,459)
Less: Treasury stock at cost, 500,000 shares	(775)	—

Total Stockholders’ Equity	(1,468,491)	(945,459)

Total Liabilities and Stockholders’ Equity	$16,693	$46,611

See accompanying notes to condensed consolidated financial statements

TEKNIK DIGITAL ARTS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three	Three	Six	Six
	Months Ended	Months Ended	Months Ended	Months Ended
	March 31,	March 31,	March 31,	March 31,
	2006	2005	2006	2005
Sales	$3,246	$—	$3,246	$—

Cost of Sales	1,716	—	1,716	—

Gross Profit	1,530	—	1,530	—

General and Administrative Expenses	226,830	331,055	453,146	538,321
Research and Development Costs	499	68,058	38,359	144,596

Loss from Operations	(225,799)	(399,113)	(489,975)	(682,917)

Other Income (Expense):
Interest Expense	(17,387)	(7,151)	(32,282)	(10,053)
Miscellaneous Income	—	420	—	2,172

	(17,387)	(6,731)	(32,282)	(7,881)

Minority Interest Portion of Loss	—	—	—	—

Net Loss	$(243,186)	$(405,844)	$(522,257)	$(690,798)

Basic and diluted loss per share (Note 1)	$(0.03)	$(0.05)	$(0.06)	$(0.08)

Weighted Average Common Shares Outstanding	9,030,556	8,810,333	9,078,297	8,807,637

See accompanying notes to condensed consolidated financial statements

TEKNIK DIGITAL ARTS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

					Deficit
					Accumulated	Total
			Additional	Treasury	During	Stockholders’
	Common Stock		Paid-in	Stock	Development	Equity
	Shares	Amount	Capital	at Cost	Stage	(Deficit)
Balance at September 30, 2004	8,805,000	8,805	3,202,830		(3,391,989)	(180,354)

Issuance of common stock for compensation and consulting	320,000	320	799,680		—	800,000

Options and warrants issued for compensation	—	—	601,500		—	601,500

Net Loss for the twelve months ended September 30, 2005	—	—	—		(2,166,605)	(2,166,605)

Balance at September 30, 2005	9,125,000	9,125	4,604,010	—	(5,558,594)	(945,459)

Treasury stock, 500,000 shares (Unaudited)	—	—	—	(775)		(775)

Net Loss for the six months ended March 31, 2006 (Unaudited)	—	—	—	—	(522,257)	(522,257)

Balance at March 31, 2006 (Unaudited)	9,125,000	$9,125	$4,604,010	$(775)	$(6,080,851)	$(1,468,491)

See accompanying notes to condensed consolidated financial statements

TEKNIK DIGITAL ARTS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six	Six
	Months Ended	Months Ended
	March 31,	March 31,
	2006	2005
Increase/(Decrease) in Cash and Cash Equivalents:
Cash flows from operating activities:
Net Loss	$(522,257)	$(690,798)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	674	581
Common stock and warrants issued for compensation and consulting	—	284,000
Changes in Assets and Liabilities:
Accounts receivable	(2,122)	—
Prepaid expenses	23,880	1,362
Security deposit	—	(1,000)
Accounts payable	268,706	48,774
Accrued vacation	(1,154)	—
Other accrued expenses	592	(2,021)
Accrued interest — related party	8,680	(9,627)

Net cash used by operating activities	(223,001)	(368,729)

Cash flows from investing activities:
Purchase of fixed assets	—	(3,239)

Net cash used in investing activities	—	(3,239)

Cash flows from financing activities:
Proceeds from note payable — related party	228,500	364,300
Payments of note payable	(11,069)	—
Payments related to capital lease	(1,141)	(761)

Net cash provided by financing activities	216,290	363,539

Net change in cash and cash equivalents	(6,711)	(8,429)

Cash and cash equivalents at beginning of period	7,060	11,995

Cash and cash equivalents at end of period	$349	$3,566

See accompanying notes to condensed consolidated financial statements

TEKNIK DIGITAL ARTS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Six	Six
	Months Ended	Months Ended
	March 31,	March 31,
	2006	2005
Supplemental Information:
Interest paid	$23,602	$18,237
Income taxes paid	$—	$—

Non-cash Investing and Financing Activities
Issuance of common stock for repayment of debt related party	$—	$—
Common Stock and warrants issued for compensation and consulting	$—	$284,000
Capital lease obligation	$—	$4,565
Fixed assets exchanged for treasury stock	$775	$—
See accompanying notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates
Presentation of Interim Information:
     The condensed consolidated financial statements included herein have been prepared by Teknik Digital Arts Inc. (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our Form 10KSB filed for the year ended September 30, 2005 as filed with the SEC under the Securities and Exchange Act of 1933. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2006 and the results of our operations and cash flows for the periods presented. The September 30, 2005 consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
     Interim results are subject to significant seasonal variations and the results of operations for the six months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.
Nature of Corporation
     Teknik Digital Arts, Inc. (the “Company”) was organized under the laws of the State of Nevada on January 29, 2003. The principal business purpose of the Company is to publish interactive video games and instructional software for play on mobile telephones, personal computers and video game consoles.
Liquidity
     The Company has generated an accumulated net loss of $6,080,851 (unaudited) from the date of inception January 29, 2003 through March 31, 2006. Our primary sources of liquidity are proceeds from borrowings from a related party note and, to a lesser extent, proceeds from the sale of equity securities.
Revenue Recognition
     The Company will derive its revenues from the sale of interactive entertainment software through the Company website and distributors. As of March 31, 2006 the Company has begun to generate revenues associated with some of the mobile phone applications.
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
     Diluted loss per share is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options that are freely exercisable into common stock at less than the prevailing market price. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. As of March 31, 2006, options to purchase 200,000 shares and warrants to purchase 3,550,000 shares of common stock were not included in the determination of diluted loss per share as their effect was anti-dilutive.
Stock-Based Compensation
     Prior to January 1, 2006, the Company accounted for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”). Accordingly, compensation expense, if any, was measured as the excess of the underlying stock price over the exercise price on the date of grant. The Company complied with the disclosure provisions of Statement of Financial Accounting Standards Board No. 123 (“SFAS 123”) “Accounting for Stock Based Compensation” as amended by SFAS 148 “Accounting for Stock-Based Compensation-Transition and Disclosure,” which required pro-forma disclosure of compensation expense associated with stock options under the fair value method.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards Board No. 123(R), “Share—Based Payment,” using the modified prospective-transition method. Under this transition method, compensation expense recognized for the three months ended March 31, 2006 includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated and (b) compensation expense for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123 (R). Results for prior periods have not been restated. The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model and amortized to expense over the options’ vesting period.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)
Stock-Based Compensation (Continued)
     As a result of adopting SFAS 123(R), the Company’s net loss for the three and six month periods ended March 31, 2006 is unchanged from the net loss that would be reported if it had continued to account for share-based compensation under APB 25 as all options granted by the Company were fully vested as of December 31, 2005. The effect of recording stock-based compensation expense for the three and six months ended March 31, 2006 were as follows:

	(Unaudited)	(Unaudited)
	Three	Six
	Months Ended	Months Ended
	March 31, 2006	March 31, 2006
Stock based compensation expense by type of award:
Stock options	$—	$—

Total stock based compensation expense	$—	$—
Tax effect on stock based compensation expense	$—	$—

Net effect on net income available to common shareholders	$—	$—

Effect on earnings per share:
Basic	$—	$—
Diluted	$—	$—
     The following table illustrates the effect on the Company’s net loss and loss per share for the three months ended December 31, 2005 if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans, prior to the adoption of SFAS 123(R):

(Unaudited)
Three
Months Ended
December 31,
2005
Net loss:
As reported	$(279,071)

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	—

Pro forma net loss	$(279,071)

Basic loss per share:
As reported	$(0.03)

Pro forma	$(0.03)

Diluted loss per share:
As reported	$(0.03)

Pro forma	$(0.03)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 2
Related Party Transactions
     The Company had an uncollateralized line of credit of $1,000,000 with a related party as of September 30, 2005 with the principal and interest due March 1, 2006. On March 1, 2006, the outstanding balance on the line of credit was converted to a note, which bears interest at the rate of 7% per annum with principal and interest due on March 1, 2007. As of March 31, 2006 and September 30, 2005, the Company’s balance on the related party note payable and line of credit was $838,850 and $610,350 respectively.
     As of March 31, 2006 and September 30, 2005, there was interest accrued on the note of $26,347 and $17,667, respectively.
Note 3
Commitments and Contingencies
     The Company settled a lawsuit filed by Codefire, Inc. during the quarter ended March 31, 2006, for alleged misappropriation of trade secrets and other violations. An expense of approximately $170,000 has been expensed during the three months ended March 31, 2006 for the settlement of this claim.
     The Company had an employment agreement with one of its employees providing for annual compensation of $100,000. The initial term of the agreement concluded on December 31, 2005, however, the agreement automatically renews for a period of one year unless otherwise terminated. The employee resigned during the three months ended March 31, 2006, forfeiting 500,000 shares of common stock and 150,000 warrants. The Company has no further financial liability due to the former employee.
Note 4
Investments — Joint Venture
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
     The agreement entitled Playentertainment, L.L.P. the right to convert its Membership Interest into 200,000 shares of restricted common stock during the first two years of the joint venture. The membership interest conversion value was not to exceed 50% of the then outstanding common stock. As of March 31, 2006, the two year period to convert the interest into common stock has lapsed.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 4
Investments — Joint Venture (Continued)
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
Note 5
Going Concern
     As discussed in Note 1 the Company has incurred operating losses and negative cash flows from its operations to date. Realization of a major portion of the assets is dependent upon the Company’s ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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
     We work with video game software developers to develop products across the mobile phone, personal computer and console game system platforms. We intend to leverage our licensed brand names to form strategic partnerships that we believe will enable us to create truly distinctive digital content.
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
     As of March 31, 2006, we had two full time employees, including one in sales and marketing and one in finance, general and administrative. We intend to hire additional employees as needed. We also retain independent contractors to provide various services, primarily in connection with our software development and sales activities. We are not subject to any collective bargaining agreements and we believe that our relationship with our employees is good.

Summary Plan of Operations
     Presently, we require approximately $40,000 to $50,000 per month to fund our recurring operations. This amount may increase as we expand our development efforts to include additional product offerings. Substantially all of our cash needs are attributable to research and development expenses as well as professional fees associated with being a public company. As of the date of this report, we have funded our working capital requirements from past borrowings under our revolving line of credit, which has been converted to a note as of March 1, 2006, and, to a lesser extent, from the sale of equity securities. We currently anticipate that if our capital requirements increase and we are, therefore, required to raise additional capital, we will raise such additional funds through the sale of equity or debt securities and from the exercise of outstanding warrants. The amount of funds raised, if any, will determine what additional projects we will be able to undertake. No assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on terms acceptable to us. In addition, no assurance can be given that our outstanding warrants will be exercised, if ever, at a time when we may need such funds for our operations.
     Over the next 12 months, we plan to continue to devote research and development resources to our planned mobile phone product offerings as well as the development of our physically interactive gaming software.
Revenue
     During the three months ended March 31, 2006 the Company generated a small amount of revenue related to our mobile phone game applications. Our business model contemplates that we will derive revenue from two sources: one-time fees charged in connection with the initial sale of our products and monthly subscriptions. We plan to generate revenue from the sale of applications for mobile phones, personal computers and console game systems.
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
     Sales and marketing expenses will consist primarily of salaries and related expenses for our direct sales force and marketing personnel, commissions to independent sales staff, marketing programs and advertising campaigns. Management intends to use its experience and connections within the software industry to promote and market our products. We expect our sales and marketing expenses will increase materially when operations increase and we expand our product offerings and launch an international presence.
     General and administrative expenses consist primarily of salaries and related expenses for finance and other administrative personnel, facilities and occupancy charges, professional fees as well as amounts related to a legal settlement. We expect our general and administrative expenses to increase as we expand our staff, build our infrastructure, grow our business and incur costs associated with being a public company.
     We have incurred significant expenses from inception through March 31, 2006 primarily attributable to charges incurred during our development stage. Since our inception, we have incurred a net loss of $6,080,851.

Approximately $3,768,000 of expenses have been attributable to non-cash charges taken since inception related to stock issuances for compensation, consulting and stock and warrants issued in relation to software development costs.
Comparisons of the three months ended March 31, 2006 and 2005
     Our general and administrative expenses decreased approximately 31% from $331,055 for the three months ended March 31, 2005 to $226,830 for the three months ended March 31, 2006. The decrease is primarily attributable to a decrease in payroll related expenses as well as the Company incurring non-cash compensation related expense in conjunction with stock options issued during the three months ended March 31, 2005. Research and development costs decreased approximately 99% from $68,058 for the three months ended March 31, 2005 to $499 for the three months ended March 31, 2006. This decrease is primarily attributable to the Mickelson game being completed in December 2005, combined with more resources and up-front costs being required in the early development phases of product development in the three months ended March 31, 2005.
     The Company settled a lawsuit filed by Codefire, Inc. for alleged misappropriation of trade secrets and other violations during the three months ended March 31, 2006. An expense of approximately $170,000 has been reflected in the accompanying financial statements related to this settlement of this claim.
Comparisons of the six months ended March 31, 2006 and 2005
     Our general and administrative expenses decreased approximately 16% from $538,321 for the six months ended March 31, 2005 to $453,146 for the six months ended March 31, 2006. The decrease is primarily attributable to a decrease in payroll related expenses as well as the Company incurring non-cash compensation related expense in conjunction with stock options issued during the six months ended March 31, 2005. Research and development costs decreased approximately 73% from $144,596 for the six months ended March 31, 2005 to $38,359 for the six months ended March 31, 2006. This decrease is primarily attributable to the Mickelson game being completed in December 2005, combined with more resources and up-front costs being required in the early development phases of product development in the six months ended March 31, 2005.
Liquidity and capital resources
     Our primary sources of liquidity are proceeds from past borrowings under a revolving line of credit and, to a lesser extent, proceeds from the sale of equity securities. Our line of credit had a term of one year (renewable annually on March 1), and was being provided by a related party, CodeFire Acquisition Corp., or CAC, which holds 7.67% of our issued and outstanding common stock. The line of credit had a limit of $1,000,000 as of September 30, 2005 with the principal and interest due March 1, 2006. On March 1, 2006, the outstanding balance of $832,500 on the line of credit was converted to a note, which bears interest at the rate of 7% per annum, with principal and interest due March 1, 2007. As of March 31, 2006 and September 30, 2005, the Company’s balance on the related party note payable and line of credit was $838,850 and $610,350 respectively.
     As of March 31, 2006 and September 30, 2005, we had cash and equivalents amounting to $349 and $7,060, respectively, and prepaid expenses of $4,798 and $28,678, respectively. Our liquidity needs are primarily to fund working capital requirements, including general and administration and developmental expenses. The largest use of our funds has been salaries and related expenses as well as costs associated with being a public company.
     As of March 31, 2006, we had total current liabilities of $1,447,684 and had total current assets of $7,269, with our current liabilities exceeding our current assets by $1,440,415. As of September 30, 2005, we had total current liabilities of $954,190 and had total current assets of $35,738, with our current liabilities exceeding our current assets by $918,452.
     Management believes that the Company will be able to continue to borrow additional funds from CAC, these borrowings, combined with future sales of equity or debt securities, will provide the Company with its immediate financial requirements to enable it to continue as a going concern. The raising of additional capital in public or private markets will primarily be dependent upon prevailing market conditions and the demand for the Company’s products and services. No assurances can be given that the Company will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on terms acceptable to the Company. In the event we are unable to raise additional funds, we could be required to either substantially reduce or terminate our operations.
     Although we are currently able to pay our debts as they become due, if our expenses exceed our borrowing capability, and we cannot raise money through the sale of equity or debt securities, we may not have sufficient cash to satisfy our liquidity needs for the upcoming twelve months. As a result of the operating losses and negative cash flows incurred since our inception in January 2003, our independent auditor has included an explanatory paragraph in its report on our financial statements for the year ended September 30, 2005, expressing substantial doubt regarding our ability to continue as a going concern. This means that the auditor questions whether we can continue in business. Investors in our securities should carefully review the report prepared by our auditor included in Form 10-KSB at September 30, 2005. Our ability to continue in the normal course of business is dependent upon our access to additional capital, as discussed above, and the success of our future operations. The success of our future operations is dependent on our ability to deploy our products and applications, generate significant revenue from the sale of our products and product applications and licensing of related products and services and establish and maintain broad market acceptance for our products.
Off-Balance sheet arrangements
     We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we have not entered into any derivative contracts nor do we have any synthetic leases.
Item 3. Controls and Procedures.
     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon that evaluation, the Chief Executive Officer/Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the quarterly period covered by this report. No change in the internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     The Company is from time to time involved in legal proceedings arising from the normal course of business. The Company settled a lawsuit filed by Codefire, Inc. during the three months ended March 31, 2006, for alleged misappropriation of trade secrets and other violations. An expense of approximately $170,000 has been expensed during the three months ended March 31, 2006 for the settlement of this claim. There are no other lawsuits outstanding as of the date of this report.

Item 6. Exhibits.
(a)	The following exhibits are filed herewith pursuant to Regulation S-B.
Exhibit Index

Exhibit
No.	Description

31.1	Section 302 Certification of President, Chief Executive Officer and Chief Financial Officer

32	Section 906 Certification

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEKNIK DIGITAL ARTS, INC.

Dated: May 15, 2006
	By	/s/ John R. Ward

John R. Ward
President, Chief Executive Officer, and Chief Financial Officer

Index to Exhibits

Exhibit
No.	Description

31.1	Section 302 Certification of President, Chief Executive Officer and Chief Financial Officer

32	Section 906 Certification