Form 10QSB
period 2006-06-30
Teknik Digital Arts Inc.
filed 2006-08-14
CIK 1299648

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
Form 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
TEKNIK DIGITAL ARTS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	68 053 9517

State or jurisdiction of	(I. R. S. Employer Identification No.)
incorporation or organization
P.O. Box 2800-314, Carefree, Arizona 85377
(Address of principal executive offices)
(480) 443-1488
(Issuer’s telephone number)
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     On August 11, 2006, the registrant had outstanding 8,925,000 shares of Common Stock, par value $0.001 per share.
     Transitional Small Business Disclosure Format: Yes ☐ No ☑

Teknik Digital Arts, Inc. and Subsidiary
Form 10-QSB
For the Quarter Ended June 30, 2006

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.
TEKNIK DIGITAL ARTS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	September 30,
	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$67,654	$7,060
Accounts receivable	223	—
Prepaid expenses	1,859	28,678

Total Current Assets	69,736	35,738

Property and equipment, net	7,492	7,673
Security deposit	1,000	3,200

Total Assets	$78,228	$46,611

Liabilities and Stockhoders’ Equity (Deficit)
Current Liabilities:
Note payable — related party	$882,500	$610,350
Notes payable — current portion	—	11,069
Accounts payable	351,254	311,667
Accrued vacation	—	1,154
Capital lease liability — current portion	951	2,283
Accrued interest	41,692	17,667

Total Current Liabilities	1,276,397	954,190

Long-Term Liabilities
Capital lease liability — long term portion	—	380
Notes payable — long term portion	75,000	—
Minority Interest in Joint Venture	37,500	37,500

Total Liabilities and Minority Interest	1,388,897	992,070

Stockholders’ Equity (Deficit):
Common stock — $.001 par value; 50,000,000 shares authorized, 9,425,000 and 9,125,000 shares issued and 8,925,000 and 9,125,000 outstanding, respectively	9,425	9,125
Additional paid-in capital	4,948,085	4,604,010
Accumulated deficit	(6,267,404)	(5,558,594)

	(1,309,894)	(945,459)
Less: Treasury stock at cost, 500,000 shares	(775)	—

Total Stockholders’ Deficit	(1,310,669)	(945,459)

Total Liabilities and Stockholders’ Equity	$78,228	$46,611

See accompanying notes to condensed consolidated financial statements

TEKNIK DIGITAL ARTS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three	Three	Nine	Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Sales	$201	$—	$3,447	$—

Cost of Sales	265	—	1,981	—

Gross Profit	(64)	—	1,466	—

General and Administrative Expenses	168,906	170,553	622,052	708,874
Research and Development Costs	509	66,880	38,868	211,476

Loss from Operations	(169,479)	(237,433)	(659,454)	(920,350)

Other Income (Expense):
Interest Expense	(17,074)	(9,725)	(49,356)	(19,778)
Miscellaneous Income	—	—	—	2,172

	(17,074)	(9,725)	(49,356)	(17,606)

Minority Interest Portion of Loss	—	—	—	—

Net Loss	$(186,553)	$(247,158)	$(708,810)	$(937,956)

Basic and diluted loss per share (Note 1)	$(0.02)	$(0.03)	$(0.08)	$(0.11)

Weighted Average Common Shares Outstanding	8,665,778	8,857,967	8,940,641	8,424,414

See accompanying notes to condensed consolidated financial statements

TEKNIK DIGITAL ARTS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

						Total
			Additional	Treasury		Stockholders’
	Common Stock		Paid-in	Stock	Accumulated	Equity
	Shares	Amount	Capital	at Cost	Deficit	(Deficit)
Balance at September 30, 2005	9,125,000	$9,125	$4,604,010	$—	$(5,558,594)	$(945,459)

Treasury stock, 500,000 shares (Unaudited)	—	—	—	(775)		(775)

Warrants issued for compensation (Unaudited)	—	—	129,375		—	129,375

Stock issued for compensation (Unaudited)	50,000	50	44,950		—	45,000

Issuance of common stock for litigation settelement (Unaudited)	250,000	250	169,750		—	170,000

Net Loss for the nine months ended June 30, 2006 (Unaudited)	—	—	—	—	(708,810)	(708,810)

Balance at June 30, 2006 (Unaudited)	9,425,000	$9,425	$4,948,085	$(775)	$(6,267,404)	$(1,310,669)

See accompanying notes to condensed consolidated financial statements

TEKNIK DIGITAL ARTS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine	Nine
	Months Ended	Months Ended
	June 30,	June 30,
	2006	2005
Increase/(Decrease) in Cash and Cash Equivalents:
Cash flows from operating activities:
Net Loss	$(708,810)	$(937,956)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,006	917
Common stock and warrants issued for compensation and consulting	174,375	346,062
Common stock issued for litigation settlement	170,000	—
Changes in Assets and Liabilities:
Accounts receivable	(223)	—
Prepaid expenses	26,819	(27,091)
Security deposit	2,200	(1,000)
Accounts payable	39,587	114,607
Accrued vacation	(1,154)	—
Other accrued expenses	—	(1,637)
Accrued interest — related party	24,025	(7,660)

Net cash used by operating activities	(272,175)	(513,758)

Cash flows from investing activities:
Purchase of fixed assets	(1,600)	(3,239)

Net cash used in investing activities	(1,600)	(3,239)

Cash flows from financing activities:
Proceeds from note payable — related party	272,150	488,150
Proceeds from debt payable	75,000	19,166
Payments of note payable	(11,069)	—
Payments related to capital lease	(1,712)	(1,331)

Net cash provided by financing activities	334,369	505,985

Net change in cash and cash equivalents	60,594	(11,012)

Cash and cash equivalents at beginning of period	7,060	11,995

Cash and cash equivalents at end of period	$67,654	$983

See accompanying notes to condensed consolidated financial statements

TEKNIK DIGITAL ARTS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Nine	Nine
	Months Ended	Months Ended
	June 30,	June 30,
	2006	2005
Supplemental Information:
Interest paid	$25,331	$23,958
Income taxes paid	$—	$—

Non-cash Investing and Financing Activities
Common Stock and warrants issued for compensation and consulting	$174,375	$1,111,500
Common Stock issued for litigation settlement	$170,000	$—
Capital lease obligation	$—	$4,565
Fixed assets exchanged for treasury stock	$775	$—
See accompanying notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates
Presentation of Interim Information:
The condensed consolidated financial statements included herein have been prepared by Teknik Digital Arts Inc. (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our Form 10KSB filed for the year ended September 30, 2005 as filed with the SEC under the Securities and Exchange Act of 1933. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at June 30, 2006 and the results of our operations and cash flows for the periods presented. The September 30, 2005 consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Interim results are subject to variations and the results of operations for the nine months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.
Nature of Corporation
Teknik Digital Arts, Inc. (the “Company”) was organized under the laws of the State of Nevada on January 29, 2003. The principal business purpose of the Company is to publish interactive video games and instructional software for play on mobile telephones, personal computers and video game consoles.
Reclassifications
Certain balances as of September 30, 2005 and for the periods ended as of June 30, 2005 have been reclassified in the accompanying condensed consolidated financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported net income or stockholders’ equity.
Liquidity
The Company has generated an accumulated net loss of $6,267,404 (unaudited) from the date of inception January 29, 2003 through June 30, 2006. Our primary sources of liquidity are proceeds from borrowings from a related party note and, to a lesser extent, proceeds from the sale of equity securities.
Revenue Recognition
The Company will derive its revenues from the sale of interactive entertainment software through the Company website and distributors. Revenues are recognized at the time the sale is made through the Company website or by the distributors. As of June 30, 2006 the Company has begun to generate revenues associated with some of the mobile phone applications.
Software Development Costs
The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Capitalization of software development costs begins upon the establishment of technological feasibility of the product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors including, but not limited to, anticipated future gross product revenue, estimated economic life, and changes in software and hardware technology. Amortization of capitalized software development costs begins when the products are available for general release to customers and is computed on a product-by-product basis using straight-line amortization with useful lives of five years or, if less, the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)
Software Development Costs (Continued)
remaining estimated economic life of the product. Amounts related to software development costs during the current year were expensed as the time between when technological feasibility and product marketability were indeterminate and therefore no costs were capitalized. Amounts related to internal software development that could be capitalized under this statement were immaterial.
Recent Accounting Pronouncements
In June 2006, the FASB issued FASB Interpretation No. 48, “An Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 reflects the benefit recognition approach, where a tax benefit is recognized when it is “more likely than not” to be sustained based on the technical merits of the position. This Interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of this FSP is not expected to have a material effect on the Company’s consolidated financial statements.
In April 2006, the FASB issued FASB Staff Position (FSP) FIN No. 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”, that will become effective beginning the third quarter of 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying FASB Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this FSP is not expected to have a material effect on the Company’s consolidated financial statements.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This new Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Company does not expect SFAS No. 156 will have a material effect on its financial statements.
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
Diluted loss per share is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options that are freely exercisable into common stock at

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)
Loss Per Share (Continued)
less than the prevailing market price. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. As of June 30, 2006, options to purchase 200,000 shares and warrants to purchase 3,837,500 shares of common stock were not included in the determination of diluted loss per share as their effect was anti-dilutive.
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
Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards Board No. 123(R), “Share–Based Payment,” using the modified prospective-transition method. Under this transition method, compensation expense recognized for the six months ended June 30, 2006 includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated and (b) compensation expense for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123 (R). Results for prior periods have not been restated. The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model and amortized to expense over the options’ vesting period.
As of June 30, 2006 the Company had 200,000 options outstanding and exercisable. The options had no intrinsic value as of June 30, 2006, as the exercise price of all outstanding and exercisable options is greater than the trading price of the Company’s common stock at June 30, 2006. All options were 100% vested as of March 31, 2005 and therefore will result in no future compensation expense to the Company. The options have a weighted average remaining life of 1.31 years and a weighted average exercise price of $1.00.
The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for all grants: expected life of options of 3 years, risk-free interest rate of 2%, volatility at 0-90%, and a 0% dividend yield. The value of the options outstanding at June 30, 2006 was $234,000, determined on the respective dates of grant.
As a result of adopting SFAS 123(R), the Company’s net loss for the three and nine month periods ended June 30, 2006 is unchanged from the net loss that would be reported if it had continued to account for share-based compensation under APB 25 as all options granted by the Company were fully vested as of December 31, 2005. The effect of recording stock-based compensation expense for the three and nine months ended June 30, 2006 were as follows:

	(Unaudited)	(Unaudited)
	Three	Nine
	Months Ended	Months Ended
	June 30, 2006	June 30, 2006
Stock based compensation expense by type of award:
Stock options	$—	$—

Total stock based compensation expense	$—	$—
Tax effect on stock based compensation expense	$—	$—

Net effect on net income available to common shareholders	$—	$—

Effect on earnings per share:
Basic	$—	$—
Diluted	$—	$—

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

Note 2
Related Party Transactions
The Company had an uncollateralized line of credit of $1,000,000 with a related party as of September 30, 2005 with the principal and interest due March 1, 2006. On March 1, 2006, the outstanding balance on the line of credit was converted to a note, which bears interest at the rate of 7% per annum with principal and interest due on March 1, 2007. As of June 30, 2006 and September 30, 2005, the Company’s balance on the related party note payable and line of credit was $882,500 and $610,350 respectively.
As of June 30, 2006 and September 30, 2005, there was interest accrued on the note of $41,447 and $17,667, respectively.
Note 3
Notes Payable
During the three months ended June 30, 2006, the Company entered into an agreement to issue convertible debt. Under the terms of the agreement, the Company intends to offer a maximum of $1,500,000 of debt during the period commencing May 5, 2006 to July 31, 2006. The notes will accrue interest at a rate of 8% per annum with principal and interest due on June 1, 2008. The note holder may convert the note and accrued interest at any time prior to June 1, 2008, into shares of the Company’s common stock at a purchase price per share of $.75, subject to any subsequent issuances of convertible debt at a more favorable conversion rate. In addition, the placement agent was issued 250,000 common stock warrants upon commencement of the agreement to purchase the stock at a price of $.75 per share. The Company will issue additional warrants to the placement agent to purchase.5 shares of common stock at $.75 per share for each $1.00 of Notes sold up to an additional 250,000 shares of common stock. As of June 30, 2006, the placement

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Notes Payable (Continued)
agent has raised $75,000 entitling them to an additional 37,500 of common stock warrants. The fair value of warrant grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for the aforementioned grants: expected life of warrants of 3 years, risk-free interest rate of 5.09%, volatility at approximately 109%, and a 0% dividend yield. This resulted in the warrants having been valued at $129,375 or approximately $0.45 per warrant.
As of June 30, 2006 the Company’s balance on the note payable was $75,000 and there was interest accrued on the note of $245.
Note 4
Going Concern
As discussed in the prior Form 10-KSB, the Company has incurred operating losses and negative cash flows from its operations to date. Realization of a major portion of the assets is dependent upon the Company’s ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
Note 5
Subsequent Events
On August 1, 2006, the Company entered into a joint venture agreement with Powergrid Fitness, Inc. to exclusively develop, manufacture, and market physically interactive video game controllers, software, and leagues using the Powergrid Fitness patented isometric-based controller technology.
The Company owns 50% of the joint venture and is obligated to contribute $50,000 as an initial capital contribution. Under the terms of the joint venture, the Company will be allocated 50% of the net profits/losses attributable to the operations of the joint venture.
The agreement entitles Powergrid the right to convert its membership interest into common stock of the Company beginning August 1, 2007 and after the joint venture is profitable. The conversion option is an amount equal to Powergrid’s membership interest conversion value divided by the prior 90-day average market price per share of the Company’s common stock. The membership conversion value shall be equal to ten (10) times the share of the net pre-tax earnings of the joint venture for the most recent fiscal year allocated to Powergrid. However, the membership conversion value is not to exceed 50% of the outstanding common stock.
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
In December 2005, we released a mobile phone game based on the television show Fear Factor. We also launched a mobile phone game around professional golfer Phil Mickelson that was released in December 2005. We have developed a proprietary mobile media player that is used for the instructional series developed by Mickelson’s short game teacher, Dave Pelz, and his swing coach, Rick Smith. The Company’s prior agreements with Phil and Chris Simms Football and Cal Ripken Baseball have been mutually terminated, and development of the Phil Weber and Joe Johnson Basketball application has been postponed.
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
As of June 30, 2006, we had two full time employees, including one in sales and marketing and one in finance, general and administrative. We intend to hire additional employees as needed. We also retain independent contractors to provide various services, primarily in connection with our software development and sales activities.

We are not subject to any collective bargaining agreements and we believe that our relationship with our employees is good.
Summary Plan of Operations
Presently, we require approximately $40,000 to $50,000 per month to fund our recurring operations. This amount may increase as we expand our development efforts to include additional product offerings. Our cash needs are primarily attributable to insurance costs, payroll related expenses, as well as professional fees associated with being a public company. As of the date of this report, we have funded our working capital requirements from past borrowings under our revolving line of credit, which has been converted to a note as of March 1, 2006, and, to a lesser extent, from the sale of equity securities. We currently anticipate that if our capital requirements increase and we are, therefore, required to raise additional capital, we will raise such additional funds through the sale of equity or debt securities and from the exercise of outstanding warrants. The amount of funds raised, if any, will determine what additional projects we will be able to undertake. No assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on terms acceptable to us. In addition, no assurance can be given that our outstanding warrants will be exercised, if ever, at a time when we may need such funds for our operations.
Over the next 12 months, we plan to continue to devote research and development resources to our planned mobile phone product offerings as well as the development of our physically interactive gaming software.
Revenue
During the three months ended June 30, 2006 the Company generated a small amount of revenue related to our mobile phone game applications. Our business model contemplates that we will derive revenue from two sources: one-time fees charged in connection with the initial sale of our products and monthly subscriptions. We plan to generate revenue from the sale of applications for mobile phones, personal computers and console game systems.
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
General and administrative expenses consist primarily of salaries and related expenses for finance and other administrative personnel, facilities and occupancy charges, professional fees as well as amounts related to a legal settlement as discussed in the period ended March 31, 2006 10-QSB. We expect our general and administrative expenses to increase as we expand our staff, build our infrastructure, grow our business and incur costs associated with being a public company.

We have incurred significant expenses from inception through June 30, 2006 primarily attributable to charges incurred during our development stage. Since our inception, we have incurred a net loss of $6,267,404 (unaudited). Approximately $4,112,000 (unaudited) of expenses have been attributable to non-cash charges taken since inception related to stock issuances for compensation, consulting and stock and warrants issued in relation to software development costs as well as a legal settlement.
Comparisons of the three months ended June 30, 2006 and 2005
Our general and administrative expenses decreased approximately 1% from $170,553 for the three months ended June 30, 2005 to $ 168,906 for the three months ended June 30, 2006. The decrease is primarily attributable to a decrease in payroll related expenses as well as a decrease in professional fees incurred by the Company during the three months ended June 30, 2006. Research and development costs decreased approximately 99% from $66,880 for the three months ended June 30, 2005 to $509 for the three months ended June 30, 2006. This decrease is primarily attributable to the Mickelson game being completed in December 2005, combined with more resources and up-front costs being required in the early development phases of product development in the three months ended June 30, 2005.
Comparisons of the nine months ended June 30, 2006 and 2005
Our general and administrative expenses decreased approximately 12% from $708,874 for the nine months ended June 30, 2005 to $622,052 for the nine months ended June 30, 2006. The decrease is primarily attributable to a decrease in payroll related expenses and professional fees during the nine months ended June 30, 2006. Research and development costs decreased approximately 82% from $211,476 for the nine months ended June 30, 2005 to $38,868 for the nine months ended June 30, 2006. This decrease is primarily attributable to the Mickelson game being completed in December 2005, combined with more resources and up-front costs being required in the early development phases of product development in the nine months ended June 30, 2005.
Liquidity and capital resources
Our primary sources of liquidity are proceeds from past borrowings under a revolving line of credit and, to a lesser extent, proceeds from the sale of equity securities. Our line of credit had a term of one year (renewable annually on March 1), and was being provided by a related party, CodeFire Acquisition Corp., or CAC, which holds 10.64% of our issued common stock. The line of credit had a limit of $1,000,000 as of September 30, 2005 with the principal and interest due March 1, 2006. On March 1, 2006, the outstanding balance of $832,850 on the line of credit was converted to a note, which bears interest at the rate of 7% per annum, with principal and interest due March 1, 2007. As of June 30, 2006 and September 30, 2005, the Company’s balance on the related party note payable and line of credit was $882,500 and $610,350 respectively.
As of June 30, 2006 and September 30, 2005, we had cash and cash equivalents amounting to $67,654 and $7,060, respectively, and prepaid expenses of $1,859 and $28,678, respectively. Our liquidity needs are primarily to fund working capital requirements, including general and administration and developmental expenses. The largest use of our funds has been salaries and related expenses as well as costs associated with being a public company.
As of June 30, 2006, we had total current liabilities of $1,276,397 and had total current assets of $69,736, with our current liabilities exceeding our current assets by $1,206,661. As of September 30, 2005, we had total current liabilities of $954,190 and had total current assets of $35,738, with our current liabilities exceeding our current assets by $918,452.
Management believes that the Company will be able to continue to borrow additional funds from CAC, these borrowings, combined with future sales of equity or debt securities, will provide the Company with its immediate financial requirements to enable it to continue as a going concern. In addition, as of June 30, 2006, the Company is in the process of raising additional funds by issuing convertible debt instruments. As of June 30, 2006, the Company has raised approximately $75,000 associated with the convertible debt instruments. The raising of additional capital in public or private markets will primarily be dependent upon prevailing market conditions and the demand for the Company’s products and services. No assurances can be given that the Company will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on terms acceptable to the Company. In the event we are unable to raise additional funds, we could be required to either substantially reduce or terminate our operations.
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
PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
The Company is from time to time involved in legal proceedings arising from the normal course of business. There are no lawsuits outstanding as of the date of this report.

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

Dated: August 14, 2006
	By	/s/ John R. Ward
John R. Ward President, Chief Executive Officer, and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
No.	Description

31.1	Section 302 Certification of President, Chief Executive Officer and Chief Financial Officer

32	Section 906 Certification