Form 10KSB
period 2006-09-30
Teknik Digital Arts Inc.
filed 2006-12-28
CIK 1299648

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
Form 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2006
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
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☑ No ☐
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     The issuer’s revenues for the fiscal year ended September 30, 2006 were: $ 3,551
     On December 15, 2006, the registrant had outstanding 9,489,704 shares of Common Stock, par value $0.001 per share.
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
Item 1. BUSINESS
Company Overview
     Teknik Digital Arts, Inc. publishes and distributes physically interactive video game systems for play on personal computers and video game consoles, and instructional and game software for play on mobile telephones. Through our joint venture with Powergrid Fitness, Inc., we are currently developing and applying all of our resources to the first physically interactive online video game league, The Power Gaming League. We plan to continue to license highly visible consumer personalities, such as popular motion picture, television show, and sports figures, to promote the healthy aspects of our Power Gaming League.
     In August of 2006, we formed a joint venture with Powergrid Fitness to develop the Power Gaming League and distribute the exclusively-licensed Exerstation™ physically interactive video game controller. The Exerstation™ was awarded the 2006 Consumer Electronics Show Electronic Gaming innovation of the year. The controller is isometric based, works with all games on personal computers, XBox, Sony Playstation 2, and Ninetendo’s Gamecube. According to clinical medical trials, the video game player can burn up to 350 calories per hour and build muscle fitness utilizing the controller. The Power Gaming League and Exerstation™ distribution is scheduled to launch by March of 2007. Since our inception, our aggregate loss from operations is $6,814,672. This loss has been primarily related to research, development and general and administrative costs.
     Teknik will provide the day-to-day operations and financial management for the joint venture, while the management of Powergrid Fitness will provide engineering, manufacturing, and marketing management for the joint venture. We have contracted software developers to program the Power Gaming League.

          Customers will join the Power Gaming League and purchase the Exerstation™ online and from retailers, such as Best Buy, Sharper Image, Target, Amazon.com and others. The league currently plans to charge customers a monthly fee of $15 a month to play in the league and $199 retail for the controller. All Exerstation™ equipment will be delivered by a contracted fulfillment house to individual customers and retailers. This will save the company the overhead of operating a distribution warehouse and work with major retailers who require independent fulfillment houses to manage distribution of this type of consumer electronic product.
          As of September 30, 2006, we had two full time employees, including one in sales and marketing and one in finance and general and administrative. We intend to hire additional employees as needed. We also retain independent contractors to provide various services, primarily in connection with our software development and sales activities. We are not subject to any collective bargaining agreements and we believe that our relationship with our employees is good.
Our Strengths
          We believe that our competitive strengths include the following:
          Multiple Platforms. We plan to provide physically interactive video game systems for the electronic game industry, which includes personal computers, Xbox, Sony Playstation, and Nintendo console systems. Having products and technical experience in these industry segments will allow us to support most games and platforms that our customers may want to use with our systems.
          Exclusive Rights To Award Winning Technology. Through our joint venture with Powergrid Fitness, we have exclusive rights to the distribution of the Exerstation™, the 2006 CES Innovation of the Year. These rights allow us to distribute this product in conjunction with our Power Gaming League, the first physically interactive video game league in the world.
          Innovative, Experienced Management and Advisory Team. Our management group is comprised of CEO John Ward, who has over 25 years of experience in financing and operating technology based companies; the Powergrid Fitness’s award-winning engineering and development team; plus our advisory team of Ray Artigue, former VP of Marketing for the Phoenix Suns, Dr. Craig Phelps, longtime team physician of the Phoenix Suns and provost of the A.T. Still Osteopathic Medical College and Dr. Charles Corbin, former professor of Exercise and Wellness at Arizona State University.
Our Strategy
     Our primary growth strategies are as follows:
•	We contemplate entering into additional strategic endorsement agreements with respect to high-profile individuals such as popular motion pictures, television shows, characters, and sports figures, and developing and marketing our physically interactive video game systems based on these endorsements.

•	We anticipate assuming the role of publisher or developer, as appropriate, for potential products, outsourcing development activities as we deem advisable to mitigate certain risks and manage up-front expenditures.

•	We intend to focus our marketing efforts with respect to the physically interactive video game systems that we develop to generate profit margins on equipment sold and monthly league subscription revenues.
          In addition to the numerous products that we are actively developing, we also contemplate outsourcing development activities with respect to Power Gaming League properties, when appropriate, to mitigate certain risks and manage up-front expenditures. To the extent we project that development of an application based on a property will be labor-intensive and will require significant allocations of money, we may elect to outsource certain development activities, possibly through a revenue-sharing agreement. Assuming the role of publisher in this manner permits us to defray certain front-loaded expenses and manage the cost of our in-house development efforts.
          Technology, market demographics, and distribution channels vary enormously between the mobile phone, personal computer and console game system marketplaces. We intend to tailor our marketing efforts accordingly. Major differences between platforms, network operations, and demographics of users will dictate the way we approach each project.
          We believe that the core market for physically interactive video game systems will be teenagers and young adults in school markets and the corporate wellness market. Young consumers display the characteristics that match best with our products. This group is technologically savvy, stays in close contact with peers, and plays video games. We intend to initially focus on the school market because we believe that is where we will be able to most effectively meet the need for our physically active video gaming to help fight obesity.

Our Products
     Physically Interactive Video Gaming System. The Power Gaming League is currently being developed to form a physically interactive gaming community using the Exerstation™ video game controller. The League is being created by the Company’s joint venture with Powergrid Fitness, Inc. The league will initially operate on personal computers. The joint venture also has the exclusive rights to distribute the Exerstation™. We have had interest expressed from Best Buy, Sharper Image, Target and Amazon.com to carry the product once we have sufficient manufacturing capacity.
     Pep Pad Training Systems. We plan to develop physically interactive games for personal computers and consoles such as Nintendo Gamecube, the Xbox and PlayStation game systems. In October 2004, we entered into a joint venture agreement with PEP PAD, LLC to develop, publish and market physically interactive performance enhanced video games for personal computer and console applications, based on certain proprietary software, referred to as the SDK software, licensed by PEP PAD, LLC, for performance enhancement fitness related pressure sensitive mats connected to a personal computer. Under the terms of the joint venture, PEP PAD, LLC assigned its rights in the SDK software license to the joint venture, and will sell the rights under future license agreements to the joint venture on terms mutually agreeable to PEP PAD, LLC and Teknik. Under the terms of the joint venture agreement, Teknik will perform the game development, publishing, distribution and accounting functions, and will provide financing for the joint venture. As of the date of this report, we have one physically interactive video game application completed. We have no current plans to distribute this product until funding becomes available to do so. We anticipate that this will require a minimum of $250,000 to commence distribution.
     Under the terms of the joint venture agreement, we have a 50% ownership interest in the joint venture, and are to be allocated 50% of the net profits and losses attributable to video games published under the joint venture. The joint venture agreement entitled PEP PAD, LLC to convert its 50% ownership interest in the joint venture into shares of restricted common stock.
     On June 20, 2005, PEP PAD, LLC converted its interest in the joint venture into 300,000 shares of the Company’s restricted common stock valued at $2.50 per share and 250,000 stock warrants of the Company exercisable at $2.50 per share. The warrants were valued at $1.47 per share using the Black Scholes model pricing method. This transaction resulted in the Company recording $1,117,500 of compensation expense in the fiscal year ended September 30, 2005.
     Mobile Phones. Our mobile phone products developed include the games Fear Factor, Next Action Star and the Phil Mickelson golf game with the Dave Pelz and Rick Smith instructional segments.
     Fear Factor and Next Action Star games. We developed Fear Factor during the fiscal year ended 2005. We developed this game under a joint venture with Playentertainment. This product is based on the popular television program to which Playentertainment acquired the game rights. We have developed this video game for mobile devices using the J2ME platform, and plan to program this game for the BREW platform utilized by Verizon when we have finalized a distribution agreement with them. We have no plans to distribute the mobile game for the discontinued television show, Next Action Star.
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
     Under the terms of the joint venture agreement, we have a 50% ownership interest in the joint venture, and we will be allocated 50% of the net profits and losses attributable to video games published under the Next Action Star license and 60% of the net profits and losses to video games published under all other titles. The joint venture agreement entitles Playentertainment to convert its 50% ownership interest in the joint venture into 200,000 shares of our restricted common stock during the first two years of the joint venture. As of the date of this Form 10-KSB, Playentertainment’s conversion option has expired. In connection with the research and development efforts currently anticipated in connection with the joint venture, we do not expect to purchase or sell any significant equipment or property, but it may be necessary to increase the number of our employees.

     The license for the Fear Factor game grants a five-year exclusive license, in the U.S. and English-speaking Canada, to develop and publish mobile video games for console and personal computer applications using the title, names, logos, trademarks, art work, photographs and related marks and designs associated with the “Fear Factor” television show. The license automatically renews for one additional year if a certain minimum guaranteed royalty is met. The license agreement for the Next Action Star game grants a five-year global license to develop and publish video games, for console, personal computer and wireless applications, using the name, logo, content-ideas and copyrights associated with the “Next Action Star” television show. The term of the license may be extended if we are able to meet certain royalty thresholds. However, as mentioned above, we have no plans to distribute the mobile game for the discontinued television show, Next Action Star.
     Phil Mickelson Game and other interactive golf entertainment software. We have entered into multiple agreements under which we will develop interactive golf entertainment software. Under a representation agreement with us, Gaylord Sports Management, Inc. will assist us for three years in identifying and obtaining licenses with professional athletes and sponsors for our video games, and will be our exclusive representative for all baseball and golf licensing and sponsorships. As consideration for entering into this agreement, we issued Gaylord 250,000 shares of our restricted common stock. The shares were valued at $2.50 per share.
     Under a three year license agreement with Mickelson, Inc., we will develop, publish and market interactive entertainment software relating to the sport of golf, featuring professional golfer Phil Mickelson. As consideration for entering into this agreement, we issued Mickelson, Inc. 250,000 shares of our restricted common stock. The fair value of these shares is $2.50 per share. Mickelson, Inc. may elect to receive up to 250,000 shares of our common stock and warrants to purchase an additional 500,000 shares at $1.00 per share, for all or any portion of the royalties Mickelson, Inc. earns under the agreement. We have generated no material revenues relating to this product.
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
     Buddy Rice car racing video game. Under a three-year license agreement with Buddy Rice Racing, Inc., we will develop, publish and market a car racing video game for mobile, personal computer and console applications, featuring professional race car driver, Buddy Rice. As compensation under the agreement, Buddy Rice Racing, Inc. will receive royalties on net product sales, and may elect, during the first two years of the agreement, to convert its right to receive such royalties into 100,000 shares of restricted common stock and a three-year warrant to purchase 250,000 shares at $2.50 per share. Because this software is still under development and we have generated no revenues relating to this product, Buddy Rice Racing, Inc. does not currently have the right to elect to so convert its royalties. No development has been done on this product to date. We have put this product on hold and have no immediate plans to develop. We intend to restructure our agreement with Mr. Rice to include the Company’s physically interactive product line.
     Phil Weber basketball game product. The Company entered into a three year agreement with Phil Weber, Inc. (Weber) to perform services for the Company in connection with the promotion, marketing and advertising of a mobile interactive electronic basketball game product (with instructional-training segments incorporated therein). Under the terms of the agreement, we are obligated to compensate Weber 20% of all adjusted gross receipts from the sale of the instructional segment of the product. Weber also has a conversion option during the first two years of the agreement allowing Weber to convert all future royalties for 50,000 shares of restricted common stock and an additional 50,000 shares if a Company approved NBA player is a sponsor of the electronic basketball game. As of September 30, 2006, the Company has generated no revenue related to the product. No development has been done on this product to date. We have put this product on hold and have no immediate plans to develop. We intend to restructure with Mr. Weber to endorse the company’s physically interactive product line.
     Joe Johnson mobile basketball product. The Company entered into a three year agreement with Joe Johnson (Johnson), c/o SFX Basketball Group, LLC to perform services for the Company in connection with the promotion, marketing and advertising of a mobile interactive electronic basketball game product (with instructional-training segments incorporated therein). Under the terms of the agreement, we are obligated to compensate Johnson 20% of all adjusted gross receipts from the sale of the basketball product to be shared equally with Weber. Johnson also has a conversion option during the first two years of the agreement allowing Johnson to convert all future royalties for 100,000 shares of restricted common stock. As of September 30, 2006, the Company has generated no revenue related to the product. No development has been done on this product to date. We put this product on hold and have no immediate plans to develop. We intend to restructure with Mr. Johnson to endorse the Company’s physically interactive product line.
Our Markets
     Physically Interactive Video Gaming Market. With estimated sales of the Konami Dance, Dance, Dance Revolution pad and software at $500 million and the Sony Eyetoy at another $350 to $500 million since launch, the estimated market for physically interactive video gaming is approximately $1 billion a year and growing at a rate of 40% per year. The online video gaming market, according to DFC Intelligence, a leading gaming industry analyst, will grow from $3.4 billion in 2005 to $13 billion by 2011.
     Mobile applications market. According to published reports, market research firm Arc Group estimates that worldwide mobile game sales totaled $1.1 billion in 2003 and could reach $8.4 billion worldwide by 2008. These same estimates put the current United States market size at $200 million and approximately $600 million in Europe.
     According to published reports, Gartner Inc. estimates that sales of mobile devices were up 35 percent in the second quarter of 2004 while sales were projected to reach 650 million units for 2004. Many of the new phones have color screens, extra memory, fast processors and other enhancements, making them attractive video game machines. Like custom ring tones and graphics, the games are downloaded directly to the phone and usually cost a few dollars per month. As phone technologies evolve, customers will demand applications that are similarly compelling. We plan to utilize compatible technologies to create unique, sophisticated applications to meet that demand.
     Growth in domestic data traffic over wireless networks will be driven by improving handset technology, by offering phones with color screens, cameras, faster processors and more memory, by third generation network infrastructure investment by carriers and by the rapid penetration of mobile services into the 14 to 24 year old market in the United States. We believe the demand for compelling content will grow as mobile network operators seek to differentiate themselves. Offering unique software applications like chat features, games and picture sharing has the potential to increase revenue by attracting new customers, increasing traffic flow across the network, increasing customer loyalty and allowing providers to charge customers for this content.
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
     Personal computer game companies such as Lineage, Everquest and The Sims Online, often provide the actual mechanism for playing their games on CD–ROM and then create communities where consumers can come together to play with and against each other. Similarly, the Sony PlayStation and Microsoft Xbox game consoles have been developed to allow multi-player games through internet connections.
     We believe that as we develop games and applications for these platforms, we will be competing in a growing market and will be uniquely positioned to leverage our experience in developing physically interactive applications into the personal computer and console game system markets.
Item 2. DESCRIPTION OF PROPERTY
     Our headquarters is located in Carefree, Arizona where we occupy approximately 750 square feet of office space under a real property lease that expires April 30, 2007 at a rate of approximately $1,000 per month. We believe that our facility is adequate for our current needs and that suitable additional or substitute space will be available in the future to replace our existing facility, if necessary, or accommodate expansion of our operations.

Item 3. LEGAL PROCEEDINGS
     On April 27, 2004, in Orange County, California Superior Court, Codefire, Inc. filed a Complaint against Teknik Digital Arts aka Teknik Corp. (“Teknik”), as well as several other defendants, alleging Misappropriation of Trade Secrets, Conversion, Intentional Interference with Economic Relations, Negligent Interference with Economic Relationship, and Unfair Business Practices and Competition (California Business & Professions Code Section 17200). Each of these causes of action allegedly relates to Teknik’s development, launch and marketing of AniDragon. The Company settled the lawsuit filed by Codefire, Inc. on February 21, 2006. An expense of approximately $170,000 has been recorded during the year ended September 30, 2006 for the settlement of this claim.
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
EQUITY COMPENSATION PLAN INFORMATION
     The following table sets forth information regarding the number of shares of our common stock that may be issued pursuant to our equity compensation plans or arrangements as of the end of fiscal 2006:

Number of Securities
Remaining Available For
	Number of Securities		Future Issuance Under
	To Be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of Outstanding	Exercise Price of	Plans (Excluding
	Options, Warrants	Outstanding Options,	Securities Reflected
Plan Category	and Rights	Warrants and Rights	in First Column)
Equity compensation plans not approved by securityholders	(1) 4,127,500	$2.51	(2) 1,850,000

(1)	Represents shares of common stock that may be issued pursuant to outstanding options granted under the 2004 Stock Option Plan as well as outstanding warrants granted to purchase common stock. See Note 5 to our Consolidated Financial Statements for a detailed description of the terms of these options and warrants.

(2)	Represents shares of common stock that may be issued pursuant to options available for future grant under the 2004 Stock Option Plan.
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
     We estimate the fair value of stock options and warrants utilizing the Black-Scholes option-pricing model. Determining the appropriate fair value model and calculating the fair share of share-based payments requires the input of highly subjective assumptions, including the expected life of the share-based payment and stock price volatility. The assumptions used in calculating the fair value of share-based payments represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.
Results of Operations
     Our summary historical financial data is presented in the following table to aid you in your analysis. You should read this data in conjunction with the section entitled Plan of Operations, our consolidated financial statements and the related notes to those consolidated financial statements included elsewhere in this report. The selected consolidated statement of operations data for the fiscal year ended September 30, 2006, and the fiscal year ended September 30, 2005, are derived from our financial statements included elsewhere in this report.

	Fiscal Year	Fiscal Year
	Ended	Ended
	September 30,	September 30,
	2006	2005

Statement of Operations Data:
Revenue	$3,551	$—
Cost of Sales	2,056	—
Gross Profit	1,495	—
General and administration expense	1,109,835	1,878,028
Research and development costs	38,868	257,744
Loss from operations	(1,147,208)	(2,135,772)

Other Income (Expenses):
Total other income (expenses)	(108,870)	(30,833)
Net loss	(1,256,078)	(2,166,605)

Shares used in computing basic and diluted loss per common share	8,986,207	8,900,178
Basic and diluted loss per common share	$(0.14)	$(0.24)

	September 30,	September 30,
	2006	2005

Balance Sheet Data:
Cash and cash equivalents	42,387	7,060
Working capital	(1,036,250)	(918,452)
Total assets	361,408	46,611
Total liabilities and minority interest	1,709,399	992,070
Common stock	9,990	9,125
Additional paid-in-capital	5,457,466	4,604,010
Accumulated deficit	(6,814,672)	(5,558,594)
Stockholders’ equity (deficit)	(1,347,991)	(945,459)
Overview
     Teknik Digital Arts, Inc. publishes and distributes physically interactive video game systems for play on personal computers and video game consoles, and instructional and game software for play on mobile telephones. Through our joint venture with Powergrid Fitness, Inc., we are currently developing and applying all of our resources to the joint venture’s physically interactive online video game league, The Power Gaming League. We plan to continue to license highly visible consumer personalities, such as popular motion picture, television show, and sports figures, to promote the healthy aspects of our Power Gaming League.
     In August of 2006, we formed a joint venture with Powergrid Fitness to develop the Power Gaming League and distribute the exclusively-licensed Exerstation™ physically interactive video game controller. The Exerstation™ was awarded the 2006 Consumer Electronics Show Electronic Gaming Innovation of the Year. The controller is isometric-based, works with all games on personal computers, XBox, Sony Playstation 2, and Ninetendo’s Gamecube. According to clinical medical trials, the video game player can burn up to 350 calories per hour and build muscle fitness using this controller. The Power Gaming League and Exerstation™ distribution is scheduled to launch by March of 2007. Since our inception, our aggregate loss from operations is $6,814,672. This loss has been primarily related to research, development and general and administrative costs.

     Teknik will provide the day to day operations and financial management for the joint venture and the management of Powergrid Fitness will provide engineering, manufacturing and marketing management for the joint venture. We have contracted software developers to program the Power Gaming League.
     Customers will join the Power Gaming League and purchase the Exerstation™ online and from retailers, such as Best Buy, Sharper Image, Target, Amazon.com and others. The league will charge customers a monthly fee of $15 a month to play in the league and $199 retail for the controller. All Exerstation™ equipment will be delivered by a contracted fulfillment house to individual customers and retailers. This will save the company the overhead of operating a distribution warehouse and work with major retailers who require independent fulfillment houses to manage distribution of this type of consumer electronic product.
     As of September 30, 2006, we had two full time employees, including one in sales and marketing and one in finance and general and administrative. We intend to hire additional employees as needed. We also retain independent contractors to provide various services, primarily in connection with our software development and sales activities.
Summary Plan of Operations
     Presently, we require approximately $120,000 to $140,000 per month to fund our recurring operations. This amount may increase as we expand our development efforts to include additional product offerings. Substantially all of our cash needs are attributable to general and administrative expenses, loaning money to the Teknik-Powergrid JV, LLC, as well as professional fees associated with being a public company. As of the date of this report, we have funded our working capital requirements from past borrowings under a related party note payable, convertible debt, and, to a lesser extent, from the sale of equity securities. Assuming our capital requirements remain consistent with our current growth plan, we intend to fund our working capital requirements over the next 12 months through continued borrowing from the related party note as well as cash obtained from convertible debt, game sales and possibly the sale of equity securities. We currently anticipate that if our capital requirements increase and we are, therefore, required to raise additional capital, we will raise such additional funds through the sale of equity or debt securities and from the exercise of outstanding warrants. The amount of funds raised, if any, will determine what additional projects we will be able to undertake. No assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on terms acceptable to us. In addition, no assurance can be given that our outstanding warrants will be exercised, if ever, at a time when we may need such funds for our operations.
     Over the next 12 months, we plan to continue to devote research and development resources to our physically interactive video gaming league through our joint venture agreement with Powergrid Fitness, Inc.
Revenue
     During the year ended September 30, 2006 the Company generated a small amount of revenue related to our mobile phone game applications. Our business model contemplates that we will derive revenue from one-time fees charged in connection with the initial sale of our products and monthly subscriptions. We plan to generate revenue from the sale of applications for mobile phones, personal computers and console game systems in addition to revenues generated from our physically interactive products.
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
     We have incurred significant expenses from inception through September 30, 2006 primarily attributable to charges incurred during our development stage. Since our inception, we have incurred a net loss of $6,814,672. Approximately $4,331,000 of expenses have been attributable to non-cash charges taken since inception related to stock issuances for compensation, consulting and stock and warrants issued in relation to software development costs, financing, as well as a legal settlement.
Comparisons of the fiscal year ended September 30, 2006 and 2005
     During the year ended September 30, 2006, the Company began generating revenues related to the mobile phone products. Revenues increased from $0 for the fiscal year ended September 30, 2005 to $3,551 for the fiscal year ended September 30, 2006. The increase is due to the Company generating revenues from its mobile phone applications during the year ended September 30, 2006.
     Our general and administrative expenses decreased approximately 41% from $1,878,028 for the fiscal year ended September 30, 2005 to $1,109,835 for the fiscal year ended September 30, 2006. The decrease was primarily due to a decrease in non-cash compensation expense related to the issuance of stock for services, stock options, stock and warrants issued in conjunction with an equity conversion, as well as an overall decrease in professional fees during the fiscal year ended September 30, 2006. Research and development costs decreased approximately 85% from $257,744 for the fiscal year ended September 30, 2005 to $38,868 for the fiscal year ended September 30, 2006. This decrease is primarily attributable to more resources and up-front costs being required during the phases of product development in the fiscal year ended September 30, 2005.
Liquidity and capital resources
     Our primary sources of liquidity are proceeds from past borrowings under our revolving line of credit and, to a lesser extent, proceeds from the sale of equity securities. On March 1, 2006 the line of credit was terminated and the outstanding balance on the line of credit was converted to a note, which bears interest at the rate of 7% per annum with principal and interest due on March 1, 2007. The note is held by a related party, CodeFire Acquisition Corp., or CAC, which holds 10.0% of our issued and outstanding common stock. We borrowed an aggregate of $882,500 through September 30, 2006 on the related party note, and $610,350 under the line of credit through September 30, 2005.
     As of September 30, 2006 and September 30, 2005, there was interest accrued on the note of $30,887 and $17,667, respectively.
     As of September 30, 2006 and September 30, 2005, we had cash and cash equivalents amounting to $42,387 and $7,060, respectively, and prepaid expenses of $309,248 and $28,678, respectively. Our liquidity needs are primarily to fund working capital requirements, including general and administration and developmental expenses. The largest use of our funds are funding the Teknik-Powergrid JV, LLC, professional fees and general and administrative expenses including salaries and related expenses.
     As of September 30, 2006, we had total current liabilities of $1,316,799 and had total current assets of $280,549, with our current liabilities exceeding our current assets by $1,036,250. As of September 30, 2005, we had total current liabilities of $954,190 and had total current assets of $35,738, with our current liabilities exceeding our current assets by $918,452.
     Management believes that its borrowing capacity under the related party note as well as financing generated through the sale of convertible debt, together with future sales of equity or debt securities, will provide the Company with its immediate financial requirements to enable it to continue as a going concern. The raising of additional capital in public or private markets will primarily be dependent upon prevailing market conditions and the demand for the Company’s products and services. No assurances can be given that the Company will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on terms acceptable to the Company. In the event we are unable to raise additional funds, we could be required to either substantially reduce or terminate our operations.

     If our expenses exceed our borrowing availability, we may not have sufficient cash to satisfy our liquidity needs for the upcoming twelve months. As a result of the operating losses and negative cash flows incurred since our inception in January 2003, our independent registered public accounting firm has included an explanatory paragraph in its report on our consolidated financial statements, expressing substantial doubt regarding our ability to continue as a going concern. This means that the auditor questions whether we can continue in business. Investors in our securities should carefully review the report prepared by our auditor. Our ability to continue in the normal course of business is dependent upon our access to additional capital, as discussed above, and the success of our future operations. The success of our future operations is dependent on our ability to deploy our products and applications, generate significant revenue from the sale of our products and product applications and licensing of related products and services and establish and maintain broad market acceptance for our products.
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
Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
Board of Directors
Teknik Digital Arts, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Teknik Digital Arts, Inc. and Subsidiaries as of September 30, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Teknik Digital Arts, Inc. and Subsidiaries at September 30, 2006 and 2005 and the results of its operations, stockholders’ equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has been in the development stage since its inception on January 29, 2003 through March 31, 2006 and has incurred operating losses and negative cash flows that raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty
/s/ Semple & Cooper, LLP
Phoenix, Arizona
December 18, 2006

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2006	2005
Current Assets:
Cash and cash equivalents	$42,387	$7,060
Accounts receivable	90	—
Prepaid expenses	238,072	28,678

Total Current Assets	280,549	35,738
Property and equipment, net	8,583	7,673

Other Assets:
Prepaid expenses — long term portion	71,176	—
Licenses	100	—
Security deposit	1,000	3,200

Total Other Assets	72,276	3,200

Total Assets	$361,408	$46,611

Current Liabilities:
Note payable — related party	$882,500	$610,350
Notes payable — current portion	—	11,069
Accounts payable	372,689	311,667
Due to related party	25,000	—
Accrued vacation	—	1,154
Capital lease liability — current portion	380	2,283
Accrued interest	36,230	17,667

Total Current Liabilities	1,316,799	954,190
Long-Term Liabilities:
Capital lease liability — long term portion	—	380
Notes payable — convertible debt, net	355,000	—

Total Liabilities	1,671,799	954,570
Minority interest in joint ventures	37,600	37,500

Total Liabilities and Minority Interest	1,709,399	992,070

Stockholders’ Equity (Deficit):
Common stock — $.001 par value; 50,000,000 shares authorized, 9,989,704 and 9,125,000 shares issued and 9,489,704 and 9,125,000 outstanding at September 30, 2006 and 2005, respectively	9,990	9,125
Additional paid-in capital	5,457,466	4,604,010
Accumulated deficit	(6,814,672)	(5,558,594)

	(1,347,216)	(945,459)

Less: Treasury stock at cost, 500,000 shares	(775)	—

Total Stockholders’ Deficit	(1,347,991)	(945,459)

Total Liabilities and Stockholders’ Equity	$361,408	$46,611

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	September 30,
	2006	2005
Sales	$3,551	$—

Cost of Sales	2,056	—

Gross Profit	1,495	—

General and Administrative Expenses	1,109,835	1,878,028
Research and Development Costs	38,868	257,744

Loss from Operations	(1,147,208)	(2,135,772)

Other Income (Expense):
Interest Expense	(108,870)	(33,005)
Miscellaneous Income	—	2,172

	(108,870)	(30,833)

Net Loss	$(1,256,078)	$(2,166,605)

Basic and diluted net loss per share	$(0.14)	$(0.24)

Basic and diluted weighted average common shares outstanding	8,986,207	8,900,178

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
Years Ended September 30, 2006 and 2005

						Total
			Additional	Treasury		Stockholders’
	Common Stock		Paid-in	Stock	Accumulated	Equity
	Shares	Amount	Capital	at Cost	Deficit	(Deficit)
Balance at September 30, 2004	8,805,000	$8,805	$3,202,830	$—	$(3,391,989)	$(180,354)

Issuance of common stock for compensation and consulting	320,000	320	799,680	—	—	800,000

Options and warrants issued for compensation	—	—	601,500	—	—	601,500

Net loss for the twelve months ended September 30, 2005	—	—	—	—	(2,166,605)	(2,166,605)

Balance at September 30, 2005	9,125,000	9,125	4,604,010	—	(5,558,594)	(945,459)

Warrants granted for compensation	—	—	293,400	—	—	293,400

Stock issued for compensation	614,704	615	354,973	—	—	355,588

Issuance of common stock for litigation settlement	250,000	250	169,750	—	—	170,000

Beneficial coversion feature of convertible debt	—	—	35,333	—	—	35,333

Treasury stock, 500,000 shares	—	—	—	(775)	—	(775)

Net loss for the year ended September 30, 2006	—	—	—	—	(1,256,078)	(1,256,078)

Balance at September 30, 2006	9,989,704	$9,990	$5,457,466	$(775)	$(6,814,672)	$(1,347,991)

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	September 30,
	2006	2005
Decrease in Cash and Cash Equivalents:
Cash flows from operating activities:
Net Loss	$(1,256,078)	$(2,166,605)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,415	1,255
Common stock issued and warrants granted for compensation of consultants	648,988	1,401,500
Beneficial conversion feature expense	35,333	—
Common stock issued for litigation settlement	170,000	—
Changes in Assets and Liabilities:
Accounts receivable	(90)	—
Prepaid expenses	(280,570)	(18,916)
Security deposit	2,200	(1,000)
Accounts payable	61,022	186,487
Due to related party	25,000	—
Accrued vacation	(1,154)	(1,252)
Accrued interest — related party	18,563	2,318

Net cash used by operating activities	(575,371)	(596,213)

Cash flows from investing activities:
Purchase of fixed assets	(3,100)	(3,239)

Net cash used in investing activities	(3,100)	(3,239)

Cash flows from financing activities:
Proceeds from note payable — related party	272,150	585,350
Proceeds from note payable	355,000	11,069
Payments on capital lease	(2,283)	(1,902)
Payments on debt	(11,069)	—

Net cash provided by financing activities	613,798	594,517

Net change in cash and cash equivalents	35,327	(4,935)
Cash and cash equivalents at beginning of period	7,060	11,995

Cash and cash equivalents at end of period	$42,387	$7,060

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended
	September 30,
	2006	2005
Supplemental Information:
Interest paid	$54,974	$23,958
Income taxes paid	$—	$—

Non-cash Investing and Financing Activities

Common stock issued and warrants granted for compensation of consultants	$648,988	$1,401,500
Common stock issued for litigation settlement	$170,000	$—
Capital lease obligation	$—	$4,565
Fixed assets exchanged for treasury stock	$775	$—
Beneficial conversion feature relative to convertible debt	$35,333	$—
The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates
Operations
Teknik Digital Arts, Inc. is a Corporation which was duly formed and organized under the laws of the State of Nevada on January 29, 2003. The principal business activity is the development and marketing of interactive gaming software to play on cell phones, personal computers, and game consoles. We had previously been a development stage company with no revenues from operations. During the year ended September 30, 2006, we commenced the first sales of our gaming software.
Consolidated Statements
The consolidated financial statements include the accounts of Teknik Digital Arts, Inc. and its subsidiaries, Playentertainment-Teknik, LLC and Teknik Powergrid, LLC. All significant intercompany balances and transactions have been eliminated in consolidation. The Company owns 50% of the membership interest of Playentertainment-Teknik, LLC and Teknik Powergrid, LLC, however, the financial statements of the subsidiaries have been consolidated as the management and operations of both Playentertainment-Teknik, LLC and Teknik Powergrid, LLC are substantially controlled by Teknik Digital Arts, Inc. The other ownership investments are presented as minority interests on the accompanying balance sheets.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Significant estimates are used when accounting for stock-based compensation and software development costs which are discussed in the respective notes to the consolidated financial statements.
Revenue Recognition
The Company derives its revenues primarily from the sale of interactive entertainment software through the Company website and distributors. Revenues are recognized at the time the sale is completed through the Company website or when the Company is notified of a sale by the distributors. During the year ended September 30, 2006 the Company had begun to generate revenues from its mobile phone applications.
Advertising Costs
The Company generally expenses advertising costs as incurred. For the years ended September 30, 2006 and 2005, advertising expense totaled $11,100 and $0, respectively.
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

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)
Impairment of Long Lived Assets
The Company reviews its long lived assets for impairment at least annually. Since inception, the Company has not owned any long lived assets deemed to be impaired. If such assets were impaired, they would be written down to their fair market value, which would be determined by the present value of the estimated future cash inflows of such assets.
Cash and Cash Equivalents
For financial accounting purposes, cash and cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of three (3) months or less.
Prepaid Expenses
Prepaid expenses represent costs paid in advance of services or goods received. Prepaid expenses consist primarily of prepaid insurance, consulting services and conference fees that will be expensed as the services or goods are received.
Property and Equipment, net
Property and equipment are stated at cost, net of accumulated depreciation. Maintenance and repairs that neither add to the value of the property nor appreciably prolong its life are charged to operations as incurred. Betterments or renewals are capitalized when incurred. Depreciation is provided using the straight line method over the following useful lives:

Office furniture and equipment	5-7 years
Research and Development Costs
Research and development costs have been expensed as incurred and consist of employee salaries for product development, as well as some contracted development costs.
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
Deferred Income Taxes
Deferred income taxes are provided on an asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards. Deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that the carryforwards will not be utilized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)
Loss Per Share
Basic loss per share of common stock was computed by dividing the net loss by the weighted average number of shares of common stock outstanding.
Diluted earnings per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options that are freely exercisable into common stock at less than the prevailing market price. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. As of September 30, 2006, options to purchase 150,000 shares and warrants to purchase 3,977,500 shares of the Company’s common stock were not included in the determination of diluted loss per share as their effect was anti-dilutive. As of September 30, 2005, options to purchase 350,000 shares and warrants to purchase 3,550,000 shares of the Company’s common stock were not included in the determination of diluted loss per share as their effect was anti-dilutive.
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
Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards Board No. 123(R), “Share–Based Payment,” to account for stock options granted to employees using the modified prospective-transition method. Under this transition method, compensation expense recognized for the nine months ended September 30, 2006 includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated and (b) compensation expense for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated. The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model and amortized to expense over the options’ vesting period.
The Company accounts for stock options granted to non-employees under SFAS 123 using EITF 96-18 requiring the measurement and recognition of stock-based compensation to consultants under the fair value method with stock-based compensation expense being charged to earnings on the earlier of the date services are performed or performance commitment exists.
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

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)
Stock-Based Compensation (Continued)
The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the stock option plan during the year ended September 30, 2005:

Year Ended
September 30,
2005
Net loss as reported	$(2,166,605)

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	—

Pro forma net loss	$(2,166,605)

Basic loss per share:
As reported	$(0.24)

Pro forma	$(0.24)

The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for all grants: expected life of options of 3 years, risk-free interest rate of 2% to 4%, volatility at 0-10%, and a 0% dividend yield. This resulted in a portion of the options having been valued at $234,000 or approximately $1.50 per option.
New Accounting Pronouncements
In June 2006, the FASB issued FASB Interpretation No. 48, “An Interpretation of FASB Statement No. 109,” (“FIN No. 48”)which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 reflects the benefit recognition approach, where a tax benefit is recognized when it is “more likely than not” to be sustained based on the technical merits of the position. This Interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of this interpretation will not have a material effect on the Company’s consolidated financial statements.
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

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)
New Accounting Pronouncements (Continued)
In March 2006, the FASB issued Statement of Financing Accounting Standard (“SFAS“) No. 156, “Accounting for Servicing of Financial Assets,” (“SFAS No. 156”) which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This new Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Company does not expect SFAS No. 156 will have a material effect on its consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which establishes how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of this Statement on our consolidated financial statements, but we do not expect SFAS 157 to have a material effect.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”) an amendment of FASB Statement No. 87 “Employers’ Accounting for Pensions”, FASB Statement No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Terminated Benefits”, FASB No. 106 “Employers’ Accounting for Postretirement Benefits Other than Pensions”, and FASB Statement No. 132® “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position with limited exceptions. Issuers of publicly traded equity securities are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. This requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Earlier application of this statement is encouraged. The Company does not believe that the adoption of SFAS No. 158 will have a material effect on our results of operations or financial position.
Note 2
Related Party Transactions
The Company had an uncollateralized line of credit of $1,000,000 with a related party. The related party is controlled by the Company’s CEO. As of September 30, 2005, the principal and interest was due March 1, 2006. On March 1, 2006, the line of credit was terminated and the outstanding balance on the line of credit was converted to a note payable, which bears interest at the rate of 7% per annum, with all outstanding principal and interest due on March 1, 2007. As of September 30, 2006 and September 30, 2005, the Company’s balance on the related party note payable and line of credit was $882,500 and $610,350, respectively.
As of September 30, 2006 and 2005, there was interest accrued on the note of $30,887 and $17,667, respectively.
The Company pays a monthly fee to its joint venture partner, Powergrid Fitness, Inc. for services related to equipment manufacturing management, engineering management, marketing and sales management. During the year ended September 30, 2006, the Company incurred $200,000 of management fees. Amounts due to Powergrid Fitness, Inc. at September 30, 2006 totaled $25,000.

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 3
Property and Equipment
As of September 30, 2006 and 2005, property and equipment consists of:

	September 30,	September 30,
	2006	2005
Equipment	$10,903	$8,967
Less: Accumulated Depreciation	(2,320)	(1,294)

	$8,583	$7,673

Note 4
Notes Payable
In April 2004, the Company financed a directors’ and officers’ insurance policy for the period from April 30, 2004 and expiring April 30, 2005. The Company did not renew the policy on April 30, 2005. The Company financed approximately $24,468 of the premium due with the policy. As of September 30, 2005, the Company had a note payable balance outstanding related to the insurance policy of $11,069.
During the year ended September 30, 2006, the Company entered into an agreement to issue convertible debt. Under the terms of the agreement, the Company intends to offer a maximum of $1,500,000 of debt during the period commencing May 5, 2006 to January 15, 2007. The notes will accrue interest at a rate of 8% per annum with principal and interest due on June 1, 2008. The note holder may convert the note and accrued interest at any time prior to June 1, 2008, into shares of the Company’s common stock at a purchase price per share of $.75, subject to any subsequent issuances of convertible debt at a more favorable conversion rate. The conversion price of $0.75 was less than the fair value of the Company’s common stock at the time of issuance. This resulted in the Company recording a beneficial conversion feature in the amount of $35,333. As the convertible debt can be converted anytime after debt issuance, the Company recorded a charge to interest expense of $35,333 at the time of issuance. In addition, the placement agent was issued 250,000 common stock warrants upon commencement of the agreement to purchase the Company’s common stock at a price of $.75 per share. The Company will issue additional warrants to the placement agent to purchase .5 shares of common stock at $.75 per share for each $1.00 of debt sold up to an additional 250,000 shares of common stock. As of September 30, 2006, the placement agent has raised $355,000 entitling them to an additional 177,500 of half-shares common stock warrants. The fair value of warrant grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for the aforementioned grants: expected life of warrants of 3 years, risk-free interest rates between 4.83% and 5.26%, volatility between 135% and 138%, and a 0% dividend yield. This resulted in the warrants having been valued at $293,400.
As of September 30, 2006 the Company’s balance on the note payable was $355,000 and there was interest accrued on the note of $5,343.

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 5
Equity
Stock Options
The Company, under its 2004 Stock Option Plan, is authorized to grant options for up to 2,000,000 shares of common stock, which consists of authorized, but unissued, or reacquired shares of stock or any combination thereof. Options may be granted as incentive stock options or non-statutory stock options. Incentive stock options are granted at the fair market value of the common stock on the date of the grant, and have exercise terms of up to ten years with vesting periods determined at the discretion of the board. Currently, all outstanding stock options expire three years after the date of grant.
The stock options issued to employees typically have an exercise price of not less than the fair market value of the Company’s common stock on the date of grant. During the year ended September 30, 2005, the Company issued 150,000 nonqualified stock options with a weighted average grant date fair value of $1.56 per option, exercisable at $1.00 per share, which was deemed to be less than fair market value at the date of grant. Accordingly, compensation expense of approximately $234,000 was recorded during the year ended September 30, 2005 using the Black Scholes model pricing method. A summary of the activity of options under the Plan is as follows:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Outstanding at September 30, 2004	330,000	$1.00
Granted	150,000	1.00
Exercised	—	—
Expired	—	—
Forfeited	(130,000)	1.00

Outstanding at September 30, 2005	350,000	1.00
Granted	—	—
Exercised	—	—
Expired	(50,000)	1.00
Forfeited	(150,000)	1.00

Outstanding at September 30, 2006	150,000	$1.00

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 5
Equity (Continued)
Stock Options (Continued)
Additional information about outstanding options to purchase the Company’s common stock as of September 30, 2006 is as follows:

	Options Outstanding				Options Exercisable
Weighted
Average
		Remaining	Weighted			Weighted
		Contractural	Average	Aggregate	Number	Average	Aggregate
Exercise	Number of	Life	Exercise	Intrinsic	of	Exercise	Intrinsic
Price	Shares	(In Years)	Price	Value	Shares	Price	Value
$1.00	150,000	1.50	$1.00	$—	150,000	$1.00	$—
Warrants
The Company granted warrants to purchase 3,000,000 shares of common stock at $2.50 per share to Codefire Acquisition Corp. on December 31, 2003. The warrants are exercisable for three years. During the year ended September 30, 2004, 100,000 of these warrants were exercised.
The Company granted warrants to purchase 250,000 shares of common stock at $2.50 per share to Pep Pad, LLC on June 20, 2005. The warrants are exercisable for three years.
The Company granted warrants to purchase 427,500 shares of common stock at $0.75 per share to Girard Securities at various dates during the year ended September 30, 2006. The warrants are exercisable for three years.
A summary of the activity of the warrants is as follows:

		Weighted
		Average
	Number of	Exercise
	Warrants	Price
Outstanding at September 30, 2004	3,300,000	$2.80
Granted — Peb Pad, LLC	250,000	2.50
Exercised	—	—
Forfeited	—	—

Outstanding at September 30, 2005	3,550,000	$2.78

Granted — Girard Securities	427,500	0.75
Exercised	—	—
Forfeited	—	—

Outstanding at September 30, 2006	3,977,500	$2.56

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 5
Equity (Continued)
Warrants (Continued)
Additional information about outstanding warrants as of September 30, 2006 is as follows:

Warrants Outstanding			Warrants Exercisable
		Weighted
		Average
		Remaining		Weighted
		Contractural	Number	Average	Weighted
Exercise	Number of	Life	of	Exercise	Average
Price	Shares	(In Years)	Shares	Price	Fair Value
$2.50	2,900,000	0.25	2,900,000	$2.50	$0.26
$5.00	400,000	1.25	400,000	$5.00	$0.10
$2.50	250,000	1.72	250,000	$2.50	$1.47
$0.75	427,500	2.68	427,500	$0.75	$0.69
The 3,000,000 warrants issued to Codefire Acquisition Corporation (“CAC”) were issued in conjunction with the Company’s line of credit agreement, the 400,000 warrants issued to Fortune Labs were issued in conjunction with a software purchase agreement, the 250,000 warrants issued to Pep Pad, LLC were issued in relation to their software contract, and the 427,500 warrants issued to Girard Securities were issued in connection with a placement agent agreement. The warrants issued to CAC, Fortune Labs, Pep Pad, LLC , and Girard Securities were valued at $.26 per share, $.10 per share, $1.47 per share, and $0.69 per share, respectively. The fair value of the warrants granted is estimated as of the date of grant utilizing the board of directors’ estimate of the fair market value of the warrants in conjunction with the Black-Scholes option-pricing model with the following weighted average assumptions for all grants: expected life of options of 3-4 years, risk-free interest rate range of 2.2% to 5.26%, volatility at a range from 10% to 138%, and a 0% dividend yield. All warrants issued were intended to be exercised at a price per share not less than the fair value of the shares of our stock common stock underlying those warrants on their respective dates of grant. Because there had not been a public market for our shares prior to our offering on April 6, 2005, our board of directors determined warrants exercise prices issued prior to this date in good faith, based on the best information available to the board and our management at the time of the grant. We did not obtain contemporaneous valuations by an unrelated valuation specialist at the times we issued the warrants.
The aforementioned assumptions resulted in the Company recording expenses related to the granted warrants of $293,400 and $367,500 for the fiscal year ended September 30, 2006 and 2005, respectively.
Common Stock Grants
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

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 5
Equity (Continued)
Stock (Continued)
In the fiscal year ended September 30, 2006, we made the following issuances of common stock in connection with services performed for us during fiscal 2006:
(i)	50,000 shares to Waterville Investment Research, Inc. (valued and expensed at $0.90 per share) under the terms of our marketing agreement with Waterville Investment Research, Inc.

(ii)	250,000 shares to Codefire, Inc. (valued and expensed at $0.68 per share) in conjunction with a litigation settlement.

(iii)	141,176 shares to Ray Artigue (valued at $0.55 per share, expensed as the stock vests over a one year period, resulting in expense for the year of $6,471) under the terms of our marketing agreement with Ray Artigue.

(iv)	141,176 shares to Charles Corbin (valued at $0.55 per share, expensed as the stock vests over a two year period, resulting in expense for the year of $3,235) under the terms of our exercise advisory service agreement with Charles Corbin.

(v)	141,176 shares to Craig Phelps (valued at $0.55 per share, expensed as the stock vests over a two year period, resulting in expense for the year of $3,235) under the terms of our medical and wellness advisory agreement with Craig Phelps.

(vi)	141,176 shares to Alare Capital Partners, LLC (valued at $0.55 per share, expensed as the stock vests over a one year period, resulting in expense for the year of $6,471) under the terms of our consulting agreement with Alare Capital Partners, LLC.
Note 6
Commitments and Contingencies
Legal Proceedings
The Company settled a lawsuit filed by Codefire, Inc. during the year ended September 30, 2006, for alleged misappropriation of trade secrets and other violations. An expense of approximately $170,000, has been expensed during the year ended September 30, 2006 for the settlement of this claim. The settlement resulted in the issuance of 250,000 share of common stock.
Operating leases (Continued)
The Company entered into a non-cancelable lease for office space October 1, 2004 expiring November 30, 2007. During the year ended September 30, 2006, the Company bought out the remaining term of the aforementioned lease and has no further liability relating to the lease. In addition, on March 16, 2005, the Company entered into a separate non-cancelable lease for new office space for a term of two years beginning May 1, 2005 and expiring April 30, 2007. As of September 30, 2006, future minimum lease payments due under the outstanding lease is as follows:

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 6
Commitments and Contingencies (Continued)
Operating Leases (Continued)

Year Ending
September 30,	Amount
2007	$6,981

Rent expense was $28,790 and $30,499 for the years ended September 30, 2006 and 2005, respectively.
Capital leases
In November 2004, the Company entered into a capital lease agreement for copy equipment with a cost of $7,803. Depreciation of the asset under the capital lease is included in depreciation expense and accumulated depreciation. Depreciation expense of the equipment as of September 30, 2006 and 2005 was $1,115 and $1,022, respectively. The agreement calls for monthly principal payments to be made of approximately $190 per month. The imputed interest rate is 7.0%. For the fiscal year ended September 30, 2006 and 2005, the Company has incurred $170 and $142 of interest expense related to the capital lease, respectively. As of September 30, 2006, the future principal maturities on lease payments due are $380.
Other commitments and contingencies
The Company had an employment agreement with one of its employees providing for annual compensation of $100,000. The initial term of the agreement concluded on December 31, 2005, however, the agreement automatically renewed for a period of one year unless otherwise terminated. The employee resigned during the year ended September 30, 2006, forfeiting 500,000 shares of common stock and 150,000 warrants. The Company has no further financial liability due to the former employee.
On February 15, 2003, the Company entered into a software license agreement with Codefire Acquisition Corporation (“CAC”) to obtain the development and marketing rights to the AniDragon software. As of September 30, 2006, this license has been terminated.
On August 5, 2004, the Company entered into a three year royalty agreement with Independent Golf Research Corporation (“IGRC”) for rights and services related to a golf instruction related product. Under the terms of the agreement, the Company is obligated to make quarterly royalty payments to IGRC equal to 25% of the revenues received by the Company in connection with the license, sale or other grant of rights with respect to the product. In addition, the Company shall also pay IGRC a royalty equal to 25% of the net sponsorship revenue derived from the product. The Company also issued IGRC 25,000 shares of restricted common stock valued at $2.50 per share. As of September 30, 2006, the Company has generated no revenue related to the product.
On August 6, 2004, the Company entered into a three year royalty agreement with Gaylord Sports Management (“GSM”) for licensing professional athletes and sponsors for the Company’s sports video games. Under the terms of the agreement, the Company is obligated to compensate GSM 20% of all video game sponsorships GSM places on a quarterly basis. In addition, the Company issued GSM 250,000 shares of restricted common stock valued at $2.50 per share. As of September 30, 2006 the Company has generated no revenue related to the product.

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 6
Commitments and Contingencies (Continued)
Other commitments and contingencies (Continued)
On August 6, 2004, the Company entered into separate royalty agreements with Mickelson, Inc. (“Mickelson”) and Rick Smith Enterprises (“Smith”) for the rights and services related to a “Golf Product” and a “Golf Instruction Related Product”, respectively. Under the terms of the agreements, the Company is obligated to make quarterly royalty payments to Mickelson in the amount of 33% of the net sales price of the “Golf Product”, and to Smith in the amount of 25% of the Company’s net sales price of the “Golf Instruction Related Product”. Both agreements are for a three year term commencing on August 6, 2004. In addition, the Company issued Mickelson and Smith 250,000 and 25,000 shares of restricted common stock, respectively, valued at $2.50 per share. As of September 30, 2006, the Company has generated no material revenues related to either product.
On October 15, 2004, Company entered into a three year royalty agreement with Kentucky Eleven, Inc. (“KE”) for rights to develop interactive training performance software developed for use with the Pep Pad product. Under the terms of the agreement, we were obligated to compensate KE 5% of the Company’s adjusted gross receipts from the sale of the product. In addition, the Company issued KE 20,000 shares of restricted common stock valued and expensed at $2.50 per share for the above rights. All royalty payments were to be made on a quarterly basis. During the year ended September 30, 2006, this agreement was mutually terminated.
On November 17, 2004, Company entered into a three year royalty agreement with Buddy Rice Racing (“Rice”) for rights to develop an Indy Racing Type and NASCAR Type software product. Under the terms of the agreement, we are obligated to compensate Rice 20% of the net sales of the mobile game product that will be sold as a monthly subscription. In addition, the Company will also pay 10% of all game console and personal computer game sales on a wholesale basis. All payments are to be made on a quarterly basis. As of September 30, 2006, the Company has generated no revenue related to the product.
On January 1, 2005, the Company entered into a three year royalty agreement with Ripken Baseball, Inc. (RBI) for rights to develop a mobile interactive electronic baseball game product. Under the terms of the agreement, we were obligated to compensate RBI 20% of all adjusted gross receipts from the sale of such product. RBI also had a conversion option during the first two years of the agreement allowing RBI to convert all future royalties for the greater of 125,000 shares of restricted common stock or such number of shares as equates to an aggregate market value of $250,000. All payments were to be made on a quarterly basis. During the year ended September 30, 2006, this agreement was mutually terminated.
On May 3, 2005, the Company entered into a three year royalty agreement with Phil Weber, Inc. (Weber) to perform services for the Company in connection with the promotion, marketing and advertising of a mobile interactive electronic basketball game product (with instructional-training segments incorporated therein). Under the terms of the agreement, we are obligated to compensate Weber 20% of all adjusted gross receipts from the sale of the instructional segment of the product. Weber also has a conversion option during the first two years of the agreement allowing Weber to convert all future royalties for 50,000 shares of restricted common stock and an additional 50,000 shares if a Company approved NBA player is a sponsor of the electronic basketball game. As of September 30, 2006, the development of this product has been postponed.
On June 15, 2005, the Company entered into a three year royalty agreement with Joe Johnson (Johnson), c/o SFX Basketball Group, LLC to perform services for the Company in connection with the promotion, marketing and advertising of a mobile interactive electronic basketball game product (with instructional-training segments incorporated therein). Under the terms of the agreement, we are obligated to compensate Johnson 20% of all adjusted gross receipts from the sale of the basketball product to be shared equally with (Weber). Johnson also has a conversion option during the first two years of the agreement allowing Johnson to convert all future royalties for 100,000 shares of restricted common stock. As of September 30, 2006, the development of this product has been postponed.

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 6
Commitments and Contingencies (Continued)
Other commitments and contingencies (Continued)
On August 1, 2006, the Company entered into a joint venture agreement with Powergrid Fitness, Inc. Pursuant to this agreement, the Company will pay Powergrid Fitness, Inc. a monthly fee of $100,000 for equipment manufacturing, engineering management, marketing and sales management services. The agreement is for a term of ten (10) years subject to certain termination provisions.
On August 15, 2006, the Company entered into a consulting agreement for marketing advisory services. The Company has agreed to issue warrants to purchase 10,000 shares of $1.00 per share for every $250,000 of sponsorship revenue contracted up to a maximum of 500,000 shares.
Note 7
Income Taxes
As of September 30, 2006 and September 30, 2005 deferred tax assets consist of the following calculated at an effective tax rate of 39 percent:

	September 30,	September 30,
	2006	2005
Benefit of Net Operating Loss	$1,975,000	$1,614,000
Less: Valuation Allowance	(1,975,000)	(1,614,000)

	$—	$—

As of September 30, 2006 and September 30, 2005, the Company established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of operating losses in future periods. The change in the valuation allowance between September 30, 2005 and September 30, 2006 is approximately equal to the net loss the Company sustained in the fiscal year ended September 30, 2006, excluding charges related to the granting of stock warrants, times an effective combined federal and state tax rate of 39 percent. The expected benefit of $1,975,000 and $1,614,000 has not been recorded as a deferred tax asset on the Company’s balance sheets due to the deferred tax asset being fully reserved for on September 30, 2006 and September 30, 2005, respectively.
For the years ended September 30, 2006 and 2005, the effective tax rate differs from the federal statutory rate primarily due to state income taxes and the valuation allowance recorded against the Company’s deferred tax assets, as follows:

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 7
Income Taxes (Continued)

	September 30,	September 30,
	2006	2005
Federal income tax benefit	$400,000	$690,000
State tax benefit	90,000	155,000
Less: valuation allowance	(490,000)	(845,000)

	$—	$—

As of September 30, 2006, the Company had federal and state net operating loss (“NOL’s”) carryforwards in the amount of approximately $5,065,000 that will expire as follows:

	Federal	State
	NOL	NOL

Expires 2008	$—	$340,000
Expires 2009	—	2,232,000
Expires 2010	—	1,565,000
Expires 2011	—	928,000
Expires 2023	340,000	—
Expires 2024	2,232,000	—
Expires 2025	1,565,000	—
Expires 2026	928,000

	$5,065,000	$5,065,000

Note 8
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
The agreement entitled Playentertainment, L.L.P. the right to convert its Membership Interest into 200,000 shares of restricted common stock during the first two years of the joint venture. As of September 30, 2006, the conversion feature has expired.
The joint venture has been accounted for under the consolidation method of accounting as Teknik Digital Arts, Inc. is the managing member and has substantial control of the joint venture.
On August 1, 2006, the Company entered into a joint venture agreement with Powergrid Fitness, Inc. to exclusively develop, manufacture, and market physically interactive video game controllers, software, and leagues using the Powergrid Fitness patented isometric-based controller technology.

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 8
Investments – Joint Venture (Continued)
The Company owns 50% of the joint venture and is obligated to contribute $50,000 as an initial capital contribution. Under the terms of the joint venture, the Company will be allocated 50% of the net profits/losses attributable to the operations of the joint venture
The agreement entitles Powergrid the right to convert its membership interest into common stock of the Company beginning August 1, 2007 and after the joint venture is profitable. The conversion option is shares of common stock equal to Powergrid’s membership interest conversion value divided by the prior 90-day average market price per share of the Company’s common stock. The membership conversion value shall be equal to ten (10) times the share of the net pre-tax earnings of the joint venture for the most recent fiscal year allocated to Powergrid. However, the membership conversion value is not to exceed 50% of the outstanding common stock.
The Joint venture will be accounted for under the consolidated method of accounting as the Company is the managing member and has substantial control of the joint venture.
Note 9
Profit Sharing Plan
On December 20, 2004, the Board of Directors adopted a 401(k) profit sharing plan for the Company, to be effective beginning January 1, 2005. Any person employed as of January 1, 2005, is eligible to participate in the plan as of that date. New employees are eligible to participate in the plan after completing one year of service for the Company, provided the employee is 21 years old. Contributions to the plan are at the discretion of the Board of Directors. The Company has not made any contributions to the plan during the years ended September 30, 2006 or September 30, 2005. Subsequent to the year ended September 30, 2006, the Company amended its 401(k) profit sharing plan to include a non-elective contribution equal to 3% of each eligible participant’s compensation.
Note 10
Going Concern
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
Management believes that its borrowing capacity under the related party note as well as financing generated through the sale of convertible debt, together with future sales of equity or debt securities, will provide the Company with its immediate financial requirements to enable it to continue as a going concern. The raising of additional capital in public or private markets will primarily be dependent upon prevailing market conditions and the demand for the Company’s products and services. No assurances can be given that the Company will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on terms acceptable to the Company. In the event we are unable to raise additional funds, we could be required to either substantially reduce or terminate our operations.

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
     In connection with the audit of the fiscal year ended September 30, 2006 there were no disagreements with Semple and Cooper, LLP on any matter of accounting principles or practices, financial statement disclosure or an auditing scope or procedure, which disagreement, if not resolved to Semple and Cooper, LLP’s satisfaction, would have caused Semple and Cooper, LLP to make reference to the subject matter of the disagreement in connection with its reports.
     The audit report of Semple and Cooper, LLP on our consolidated financial statements as of and for the year ended September 30, 2006 did not contain an adverse opinion or disclaimer of opinion, nor were the reports qualified or modified as to audit scope or accounting principles except as to going concern as disclosed in the audit opinion.
Item 8A. CONTROLS AND PROCEDURES
     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer, of the effectiveness of the Company’s disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon that evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal year covered by this report. No change in the internal control over financial reporting occurred during the last year that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.
Item 8B. OTHER INFORMATION
     None.
Part III

Item 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
     Set forth below is information concerning our current directors, executive officers and other key employees.

Name	Age	Position

John R. Ward	50	Chairman, Chief Executive Officer
Benjamin Robins	52	Director
Kristine E. Ward	56	Secretary and Treasurer
     John R Ward. Mr. Ward has been our Chairman and Chief Executive Officer since inception. From inception to August 2004, he served as President. He currently also serves as Chairman of Codefire Acquisition Corp., which owns 10% of the Company’s outstanding common stock. From 1992 to 1999, Mr. Ward served as Managing Director of Swiss Capital Management, where his responsibilities included identifying and analyzing investment opportunities for this private investment–banking firm.
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
     Based solely on its review of such forms received by us, or written representations from certain reporting persons, we believe that all Section 16(a) filing requirements applicable to our officers, directors and 10% shareholders were complied with during the fiscal year ended September 30, 2006.
Compensation Committee
     In February 2004, our board of directors established a compensation committee, composed of John Ward and Corey Comstock. Mr. Comstock subsequently resigned effective December 2005. The compensation committee is responsible for the design, review, recommendation and approval of compensation arrangements for our directors, executive officers and key employees, and for the administration of our Stock Option Plan, including the approval of grants under such plan to our employees, consultants and directors. Our board of directors may establish other committees to facilitate the management of our business.
     As of September 30, 2006, the board of directors has not established an audit committee.
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
Executive Compensation
     The table below sets forth the cash and non-cash compensation earned by our President, Chief Executive Officer, Chief Financial Officer and employees whose earnings during, the fiscal year ended September 30, 2004, the fiscal year ended September 30, 2005, and the fiscal year ended September 30, 2006 exceeded $100,000.

Executive Compensation (Continued)
Summary Compensation Table

		Annual			Long-Term
		Compensation			Compensation
					Securities
Name and					Underlying
Principal				Other Annual	Stock	LTIP	All Other
Position(1)	Year	Salary	Bonus	Compensation	Options	Payouts	Compensation
John R. Ward	2006	$0	0	0	0	0	0
President, CEO and CFO (2)	2005	$20,667	0	0	0	0	0
	2004	0	0	0	0	0	0

Keith B. Dimond (3)	2006	$13,219	0	0	0	0	0
	2005	$3,581	0	0	150,000	0	0
	2004	0	0	0	0	0	0

Corey Comstock (1) (4)	2006	$20,833	0	0	0	0	0
	2005	$100,000	0	0	50,000	0	0
	2004	$100,000	0	$125,000	50,000	0	0

Anthony Eaton (1) (5)	2006	0	0	0	0	0	0
	2005	0	0	0	0	0	0
	2004	$10,000	0	$12,500	0	0	0

(1)	The disclosure in this table (and in subsequent tables in this report) for Corey Comstock has been provided for informational purposes only and in light of his prior status as a significant employee of the Company. The disclosure in this table for Anthony Eaton has similarly been provided for informational purposes only. Mr. Eaton joined the Company as Chief Financial Officer in February 2004 and resigned in May 2004.

(2)	Mr. Ward accepted no salary from the Company for the fiscal year ended September 30, 2004 or fiscal year ended September 30, 2006.

(3)	Mr. Dimond is currently compensated at a rate of $75.00 per hour. In March 2005, Mr. Dimond was issued 150,000 options for assuming responsibilities as Chief Financial Officer effective June 2005. Mr. Dimond resigned as CFO in April 2006 but continues to act as a consultant to the Company on an ongoing contractual basis. The amount of salary listed in the table above reflects total wages earned since becoming CFO in June 2005 up until his resignation as CFO in April 2006.

(4)	Under the terms of his employment agreement with the Company, Mr. Comstock was entitled to an annual salary of $100,000. On July 1, 2003, Mr. Comstock was issued 250,000 shares of common stock (valued at the par value of $0.001 per share) See “Employment Agreements”. In addition, under his employment agreement, Mr. Comstock was issued a total of 150,000 stock options, 50,000 options vested December 31, 2003, another 50,000 options vested December 31, 2004 and the remaining 50,000 options vested December 31, 2005. Additionally, in April 2004, our board of directors granted Mr. Comstock a bonus of 250,000 shares of common stock (valued at $0.50 per share) for assuming the responsibilities of President in April 2004. Mr. Comstock’s other annual compensation reflects the value of the shares issued. Mr. Comstock resigned during the year ended September 30, 2006, forfeiting 500,000 shares of common stock and 150,000 warrants. The Company has no further financial liability due to the former employee.

(5)	Other annual compensation reflects the fair market value of 25,000 shares issued in fiscal 2004 (valued at $0.50 per share) in connection with Mr. Eaton’s resignation.

Option Grants In Last Fiscal Year
(Individual Grants)
     The following table sets forth for each former executive officer, information concerning individual grants of stock options during fiscal years 2006, 2005 and 2004 fiscal years. Most options were granted at an exercise price equal to the fair market value of our common stock at the date of the grant. In determining the fair market value of our common stock, the board of directors considered various factors, including our financial condition and business prospects, operating results, the absence of a market for the common stock and risks normally associated with investments in companies engaged in similar businesses.

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
     No option may be transferred by an optionee other than by will or the laws of descent and distribution, and during the lifetime of an optionee, an option may be exercised only by the optionee. Subject to certain limitations, non-statutory stock options may be assignable or transferable to the extent permitted by the board, in its discretion, and as set forth in the relevant option agreement. Upon termination of employment of an optionee by reason of death or disability, the option remains exercisable for one year thereafter to the extent it was exercisable on the date of such termination. Upon termination of employment of an optionee by reason of a change of control of Teknik, the option remains exercisable for six months thereafter to the extent it was exercisable on the date of such termination. In the event of termination of employment of an optionee for cause, the option shall terminate and cease to be exercisable immediately upon termination. Upon termination of employment of an optionee by any reason other than the foregoing, the option remains exercisable for three months thereafter to the extent it was exercisable on the date of such termination. The deadlines to exercise options may be extended as necessary to permit optionees to comply with the securities laws.
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

     For further information related to the Option Plan, see Note 5 to our consolidated financial statements.
Option Exercise
     There were no option exercises by Dimond during the fiscal year ended September 30, 2006.
Aggregate Option Exercises In Last Fiscal Year And Year End Option Values

Number of Securities
			Underlying	Value of Unexercised
	Shares		Unexercised	In-The-Money Options
	Acquired		Options at	at
	on	Value	September 30, 2006 (#)	September 30, 2006 ($)
	Exercise	Realized	Exercisable/	Exercisable/
Name	(#)	($)	Unexercisable	Unexercisable

Keith Dimond	0	$0	150,000/0	$0
Employment Agreements
     Effective July 1, 2003, we employed Corey Comstock under a 2.5-year employment agreement as our Art/Animation Director. The employment agreement automatically renewed for additional one-year terms unless either party terminates it prior to renewal. Mr. Comstock’s employment agreement called for an annual gross salary of $100,000, payable semi-monthly. Also in accordance with his employment agreement, on July 1, 2003, we granted Mr. Comstock 250,000 shares of our common stock as additional consideration of employment. Mr. Comstock’s employment agreement entitled him to fully vested options to purchase 50,000 shares of our common stock upon completion of the first six (6) months of employment, and fully vested options to purchase 50,000 shares of our common stock for each full year of employment thereafter, for up to two years for a maximum of 150,000 shares. All such options were exercisable at an exercise price of $1.00 per share, and expire three (3) years after the date of issuance. As part of his employment, Mr. Comstock also entered into an agreement under which inventions relating to our business or products that Mr. Comstock makes, conceives, reduces to practice or otherwise learns, either alone or jointly with others, during the term of his employment are the sole and exclusive property of Teknik, and Mr. Comstock assigns all royalties or other consideration relating to such inventions to us. Mr. Comstock resigned during the year ended September 30, 2006, forfeiting 500,000 shares of common stock and 150,000 warrants. The Company has no further financial liability due to the former employee.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth, as of September 30, 2006, certain information with respect to beneficial share ownership by each of our executive officers and directors, by all executive officers and directors as a group and by all persons known to management to own more than 5% of our outstanding common stock. Except as otherwise indicated, the shareholders listed have sole investment and voting power with respect to their shares. The amounts and percentages are based on 9,489,704 shares of common stock outstanding as of September 30, 2006.

	Number of
	Common Shares	Percent of
Name of Beneficial Owner	Beneficially Owned	Outstanding shares
John R. Ward	3,766,000 (1)	39.7%
Benjamin Robins	100,000	1.1%
CodeFire Acquisition Corp.	950,000 (2)	10.0%
Cede & Co	530,000	5.6%
All officers and directors as a group (2 persons)	3,866,000	40.7%

(1)	Includes 950,000 shares held by CodeFire Acquisition Corp., of which Mr. Ward is the president. In addition, CodeFire Acquisition Corp. owns 2,900,000 shares issuable upon exercise of outstanding warrants not included in the above table.

(2)	CodeFire Acquisition Corp. also owns 2,900,000 shares issuable upon exercise of outstanding warrants.
Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     John R. Ward, our President, Chief Executive Officer and Chief Financial Officer, is also the president of CodeFire Acquisition Corp., or CAC, and holds approximately 28% of the issued and outstanding shares of CAC’s common stock. CAC beneficially holds approximately 10.0% of the issued and outstanding shares of our common stock.
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
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     The following table sets forth fees billed to us by our auditors during the fiscal years ended September 30, 2006 and September 30, 2005 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered. All other fees incurred during the fiscal year ended September 30, 2005 related to the Company’s registration statement filing.

		September 30, 2006	September 30, 2005
(i)	Audit Fees	$46,469	$52,878
(ii)	Audit Related Fees	$0	$0
(iii)	Tax Fees	$0	$0
(iv)	All Other Fees	$0	$29,050
     Audit Committee Pre-Approval Policies and Procedures
     All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence. The Audit Committee pre-approves the annual engagement of the principal independent registered public accounting firm, including the performance of the annual audit and quarterly reviews for the subsequent fiscal year, and pre-approves specific engagements for tax services performed by such firm. The Audit Committee has also established pre-approval policies and procedures for certain enumerated audit and audit related services performed pursuant to the annual engagement agreement, including such firm’s attendance at and participation at Board and committee meetings; services associated with SEC registration statements approved by the Board of Directors; review of periodic reports and other documents filed with the SEC or other documents issued in connection with securities offerings, such as comfort letters and consents; assistance in responding to any SEC comments letters; and consultations with such firm as to the accounting or disclosure treatment of transactions or events and the actual or potential impact of final or proposed rules, standards or interpretations by the SEC, Public Company Accounting Oversight Board (PCAOB), Financial Accounting Standards Board (FASB), or other regulatory or standard-setting bodies. The Audit Committee is informed of each service performed pursuant to its pre-approval policies and procedures. The Audit Committee has considered the role of Semple & Cooper in providing services to us for the fiscal year ended September 30, 2006 and has concluded that such services are compatible with such firm’s independence.
SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEKNIK DIGITAL ARTS, INC.
/s/ John R. Ward
John R. Ward, (President, Chief Executive Officer, and Chief Financial Officer)

Dated: December 28, 2006
     In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
POWER OF ATTORNEY
     KNOWN ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John R. Ward his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Signatures	Title	Date

/s/ John R. Ward	President, CEO and CFO	December 28, 2006
John R. Ward	(President, Chief Executive Officer, and Chief Financial Officer)

/s/ Benjamin Robins	Director	December 28, 2006
Benjamin Robins

EXHIBIT INDEX

Exhibit
No.	Title
3.1	Articles of incorporation	*
3.2	By-laws	*
10.1	2004 Stock Option Plan, effective December 31, 2003	*
10.2	Convertible Note Purchase Agreement	+
10.3	Convertible Promissory Note	+
10.4	Artigue Marketing Consulting Agreement	+
10.5	Corbin Exercise and Wellness Consulting Agreement	+
10.6	Phelps Medical and Wellness Consulting Agreement	+
10.7	Alare Capital Partners Consulting Agreement	+
10.8	Teknik-Powergrid Joint Venture Agreement	+
10.9	Teknik-Powergrid Joint Venture License Agreement	+
31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934	+
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+

*	Included in the original filing of Form SB-2 on August 10, 2004, SEC File Number 333-118101.

+	Filed herewith.