Form 10QSB
period 2006-12-31
Teknik Digital Arts Inc.
filed 2007-02-13
CIK 1299648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
Form 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
TEKNIK DIGITAL ARTS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	68- 0539517

State or jurisdiction of incorporation or organization	(I. R. S. Employer Identification No.)
P.O. Box 2800-314, Carefree, Arizona 85377
(Address of principal executive offices)
(480) 443-1488
(Issuer’s telephone number)
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     On February 12, 2007, the registrant had outstanding 14,395,588 shares of Common Stock, par value $0.001 per share.
     Transitional Small Business Disclosure Format: Yes ☐ No ☑

Teknik Digital Arts, Inc. and Subsidiary
Form 10-QSB
For the Quarter Ended December 31, 2006

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
Part I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	December 31,	September 30,
	2006	2006
Current Assets:
Cash and cash equivalents	$3,771	$42,387
Accounts receivable	94	90
Prepaid expenses	131,739	238,072

Total Current Assets	135,604	280,549
Property and equipment, net	8,150	8,583

Other Assets:
Prepaid expenses — long term portion	51,765	71,176
Licenses	100	100
Security deposit	1,000	1,000

Total Other Assets	52,865	72,276

Total Assets	$196,619	$361,408

Current Liabilities:
Note payable — related party	$948,600	$882,500
Accounts payable	356,037	372,689
Due to related party	300,000	25,000
Capital lease liability	—	380
Accrued interest	59,460	36,230

Total Current Liabilities	1,664,097	1,316,799
Long-Term Liabilities:
Notes payable — convertible debt	355,000	355,000

Total Liabilities	2,019,097	1,671,799
Minority interest in joint ventures	37,600	37,600

Total Liabilities and Minority Interest	2,056,697	1,709,399

Stockholders’ Equity (Deficit):
Common stock — $.001 par value; 50,000,000 shares authorized, 9,989,704 shares issued; 9,395,588 and 9,489,704 outstanding at December 31 and September 30, 2006, respectively	9,990	9,990
Additional paid-in capital	5,457,466	5,457,466
Accumulated deficit	(7,274,994)	(6,814,672)

	(1,807,538)	(1,347,216)
Less: Treasury stock at cost, 594,116 shares	(52,540)	(775)

Total Stockholders’ Deficit	(1,860,078)	(1,347,991)

Total Liabilities and Stockholders’ Equity (Deficit)	$196,619	$361,408

See accompanying notes to condensed consolidated financial statements

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three	Three
	Months Ended	Months Ended
	December 31,	December 31,
	2006	2005
Sales	$5	$—

Cost of Sales	1	—

Gross Profit	4	—

General and Administrative Expenses	436,843	226,316
Research and Development Costs	254	37,860

Loss from Operations	(437,093)	(264,176)

Other Income (Expense):
Interest Expense	(23,229)	(14,895)

	(23,229)	(14,895)

Minority Interest Portion of Loss	—	—

Net Loss	$(460,322)	$(279,071)

Basic and diluted loss per share	$(0.05)	$(0.03)

Basic and Diluted Weighted Average Common Shares Outstanding	9,449,807	9,125,000

See accompanying notes to condensed consolidated financial statements

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006

						Total
			Additional	Treasury		Stockholders’
	Common Stock		Paid-in	Stock	Accumulated	Equity
	Shares	Amount	Capital	at Cost	Deficit	(Deficit)
Balance at September 30, 2006	9,989,704	9,990	5,457,466	(775)	(6,814,672)	(1,347,991)

Cancellation of consulting agreement (unaudited)	—	—	—	(51,765)	—	(51,765)

Net loss for the three months ended December 31, 2006 (unaudited)	—	—	—	—	(460,322)	(460,322)

Balance at December 31, 2006 (unaudited)	9,989,704	$9,990	$5,457,466	$(52,540)	$(7,274,994)	$(1,860,078)

See accompanying notes to condensed consolidated financial statements

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three	Three
	Months Ended	Months Ended
	December 31,	December 31,
	2006	2005
Increase/(Decrease) in Cash and Cash Equivalents:
Cash flows from operating activities:
Net Loss	$(460,322)	$(279,071)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	433	337
Changes in Assets and Liabilities:
Accounts receivable	(4)	—
Prepaid expenses	73,979	14,418
Accounts payable	(16,652)	114,183
Due to related party	275,000	—
Accrued vacation	—	(1,154)
Accrued payroll	—	4,227
Accrued interest	23,230	(5,583)

Net cash used by operating activities	(104,336)	(152,643)

Cash flows from financing activities:
Proceeds from note payable — related party	66,100	155,500
Payments of note payable	—	(8,275)
Payments related to capital lease	(380)	(571)

Net cash provided by financing activities	65,720	146,654

Net change in cash and cash equivalents	(38,616)	(5,989)
Cash and cash equivalents at beginning of period	42,387	7,060

Cash and cash equivalents at end of period	$3,771	$1,071

See accompanying notes to condensed consolidated financial statements

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Three	Three
	Months Ended	Months Ended
	December 31,	December 31,
	2006	2005
Supplemental Information:
Interest paid	$—	$17,667
Income taxes paid	$—	$—

Non-cash Investing and Financing Activities Cancellation of consulting agreement	$51,765	$—
See accompanying notes to condensed consolidated financial statements

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates
Presentation of Interim Information:
The condensed consolidated financial statements included herein have been prepared by Teknik Digital Arts, Inc. (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our Form 10KSB filed for the year ended September 30, 2006 as filed with the SEC under the Securities and Exchange Act of 1934, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at December 31, 2006 and the results of our operations and cash flows for the periods presented. The September 30, 2006 consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Interim results are subject to variations and the results of operations for the three months ended December 31, 2006 are not necessarily indicative of the results to be expected for the full year.
Nature of Corporation
Teknik Digital Arts, Inc. (the “Company”) was organized under the laws of the State of Nevada on January 29, 2003. The principal business purpose of the Company is to publish interactive video games and instructional software for play on mobile telephones, personal computers and video game consoles.
Liquidity
The Company has generated an accumulated net loss of ($7,274,994) (unaudited) from the date of inception January 29, 2003 through December 31, 2006. Our primary sources of liquidity are proceeds from borrowings from a related party note and, to a lesser extent, proceeds from the sale of equity securities.
Revenue Recognition
The Company derives its revenues primarily from the sale of interactive entertainment software through the Company website and distributors. Revenues are recognized at the time the sale is completed through the Company website or when the Company is notified of a sale by the distributors.
Software Development Costs
The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Capitalization of software development costs begins upon the establishment of technological feasibility of the product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors including, but not limited to, anticipated future gross product revenue, estimated economic life, and changes in software and hardware technology. Amortization of capitalized software development costs begins when the products are available for general release to customers and is computed on a product-by-product basis using straight-line amortization with useful lives of five years or, if less, the remaining estimated economic life of the product. In prior periods amounts related to software development costs were expensed as the time between when technological feasibility and product marketability were indeterminate and therefore no costs were capitalized. Amounts related to internal software development that could be capitalized under this statement were immaterial.

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
In April 2006, the FASB issued FASB Staff Position (FSP) FIN No. 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”, that was effective beginning the third quarter of 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying FASB Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this FSP did not have a material effect on the Company’s consolidated financial statements.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” (“SFAS No. 156”) which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This new Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The adoption of SFAS No. 156 did not have a material effect on the Company’s financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS No. 157”) which establishes how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of this Statement on our consolidated financial statements, but we do not expect SFAS No. 157 to have a material effect.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”) an amendment of FASB Statement No. 87 “Employers’ Accounting for Pensions”, FASB Statement No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Terminated Benefits”, FASB No. 106 “Employers’ Accounting for Postretirement Benefits Other than Pensions”, and FASB Statement No. 132 “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position with limited exceptions. Issuers of publicly traded equity securities are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. This requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Earlier application of this statement is encouraged. The Company does not believe that the adoption of SFAS No. 158 will have a material effect on our results of operations or financial position.

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)
Consolidated Statements
The consolidated financial statements include the accounts of Teknik Digital Arts, Inc. and its subsidiaries, Playentertainment-Teknik, LLC and Teknik Powergrid, LLC. All significant intercompany balances and transactions have been eliminated in consolidation. The Company owns 50% of the membership interest of Playentertainment-Teknik, LLC and Teknik Powergrid, LLC, however, the financial statements of the subsidiaries have been consolidated as the management and operations of Playentertainment-Teknik, LLC and Teknik Powergrid, LLC are substantially controlled by Teknik Digital Arts, Inc. The other ownership investments are presented as minority interests on the accompanying balance sheets.
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
Diluted loss per share is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options that are freely exercisable into common stock at less than the prevailing market price. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. As of December 31, 2006, options to purchase 150,000 shares and warrants to purchase 1,077,500 shares of common stock were not included in the determination of diluted loss per share as their effect was anti-dilutive.
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
Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards Board No. 123(R), “Share–Based Payment,” using the modified prospective-transition method. Under this transition method, compensation expense recognized for the three months ended December 31, 2006 includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated and (b) compensation expense for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123 (R). Results for prior periods have not been restated. The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model and amortized to expense over the options’ vesting period.
As of December 31, 2006 the Company had 150,000 options outstanding and exercisable. The options had no intrinsic value as of December 31, 2006, as the exercise price of all outstanding and exercisable options is greater than the trading price of the Company’s common stock at December 31, 2006. All options were 100% vested as of March 31,

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)
Stock-Based Compensation (continued)
2005 and therefore will result in no future compensation expense to the Company. The options have a weighted average remaining life of 1.25 years and a weighted average exercise price of $1.00.
The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for all grants: expected life of options of 3 years, risk-free interest rate of 2%, volatility at 0-90%, and a 0% dividend yield. The value of the options outstanding at December 31, 2006 was $234,000, determined on the respective dates of grant.
As a result of adopting SFAS 123(R), the Company’s net loss for the three month periods ended December 31, 2006 is unchanged from the net loss that would be reported if it had continued to account for share-based compensation under APB 25 as all options granted by the Company were fully vested as of December 31, 2005.
The following tables sets forth the computation of pro forma basic and diluted earnings per share, based upon the fair value method:

(Unaudited)
Three
Months Ended
December 31,
2005
Net loss:
As reported	$(279,071)

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	—

Pro forma net loss	$(279,071)

Basic loss per share:
As reported	$(0.03)

Pro forma	$(0.03)

Diluted loss per share:
As reported	$(0.03)

Pro forma	$(0.03)

Note 2
Related Party Transactions
The Company had an uncollateralized line of credit of $1,000,000 with a related party as of September 30, 2005 with the principal and interest due March 1, 2006. On March 1, 2006, the line of credit was terminated and the outstanding balance was converted to a note, which bears interest at the rate of 7% per annum with all outstanding principal and interest due on March 1, 2007. As of December 31, 2006 and September 30, 2006, the Company’s balance on the related party note payable was $948,600 and $882,500 respectively.
As of December 31, 2006 and September 30, 2006, there was interest accrued on the note of $46,938 and $30,887, respectively.
The Company pays a monthly fee to its joint venture partner, Powergrid Fitness, Inc. for services related to equipment manufacturing, management, engineering management and sales management. During the three months ended December

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 2
Related Party Transactions (Continued)
31, 2006 and December 31, 2005, the Company accrued $300,000 and $0, of management fees, respectively. Amounts due to Powergrid Fitness, Inc. at December 31, 2006 and December 31, 2005 totaled $300,000 and $0, respectively.
Note 3
Notes Payable
During the year ended September 30, 2006, the Company entered into an agreement to issue convertible debt. Under the terms of the agreement, the Company intends to offer a maximum of $1,500,000 of debt during the period commencing May 5, 2006 to January 15, 2007. The notes will accrue interest at a rate of 8% per annum with principal and interest due on June 1, 2008. The note holder may convert the note and accrued interest at any time prior to June 1, 2008, into shares of the Company’s common stock at a purchase price per share of $.75, subject to any subsequent issuances of convertible debt at a more favorable conversion rate. The conversion price of $0.75 was less than the fair value of the Company’s common stock at the time of issuance. This resulted in the Company recording a beneficial conversion feature in the amount of $35,333. In addition, the placement agent was issued 250,000 common stock warrants upon commencement of the agreement to purchase the Company’s common stock at a price of $.75 per share. The Company will issue additional warrants to the placement agent to purchase .5 shares of common stock at $.75 per share for each $1.00 of debt sold up to an additional 250,000 shares of common stock. As of December 31, 2006, the placement agent has raised $355,000 entitling them to an additional 177,500 of half-shares common stock warrants. The fair value of warrant grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for the aforementioned grants: expected life of warrants of 3 years, risk-free interest rates between 4.83% and 5.26%, volatility between 135% and 138%, and a 0% dividend yield. This resulted in the warrants having been valued at $293,400 during the year ended September 30, 2006.
As of December 31, 2006 and September 30, 2006 the Company’s balance on the note payable was $355,000 and there was interest accrued on the note of $12,522 and $5,343, respectively.
Note 4
Equity
On November 22, 2006, the Company terminated a consulting agreement with a service provider. This transaction resulted in the Company being returned 94,116 shares of common stock. The common stock has a value of $51,765 and is included in treasury stock as of December 31, 2006.
Note 5
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

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 6
Subsequent Events
On January 30, 2007, the Company entered into an agreement with a related party, Codefire Acquisition Corporation (CAC) to issue 5,000,000 shares of restricted common stock as security for a three year, $1,000,000 line of credit. The line of credit will replace the related party note as discussed in Note 2 and will accrue interest at a rate of 8% per annum with principal and interest due on January 29, 2010. CAC has the right to convert the debt to shares of restricted common stock at anytime on or before the maturity date of the note at a price of $0.20 per share.

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
Since our inception, our aggregate loss from operations is ($7,274,994). This loss has been primarily related to research, development and general and administrative costs. As of December 31, 2006, we had two full time employees, including one in sales and marketing and one in finance and general and administrative. We intend to hire additional employees as needed. We also retain independent contractors to provide various services, primarily in connection with our software development and sales activities. We are not subject to any collective bargaining agreements and we believe that our relationship with our employees is good.
Summary Plan of Operations
Presently, we require approximately $140,000 to $150,000 per month to fund our recurring operations. This amount may increase as we expand our development efforts to include additional product offerings. Our cash needs are primarily attributable to funding the Teknik-Powergrid JV, LLC, insurance costs, payroll related expenses, as well as professional fees associated with being a public company. As of the date of this report, we have funded our working capital requirements from past borrowings under our revolving line of credit, which has been converted to a note as of March 1, 2006, and, to a lesser extent, from the sale of equity securities. We currently anticipate that if our capital requirements increase and we are, therefore, required to raise additional capital, we will raise such additional funds through the sale of equity or debt securities and from the exercise of outstanding warrants. The amount of funds raised, if any, will determine what additional projects we will be able to undertake. No assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on terms acceptable to us. In addition, no assurance can be given that our outstanding warrants will be exercised, if ever, at a time when we may need such funds for our operations.
Over the next 12 months, we plan to continue to devote research and development resources to the development of our physically interactive gaming project.
Revenue
During the three months ended December 31, 2006, the Company generated a small amount of revenue related to our mobile phone game applications. Our business model contemplates that we will derive revenue from one-time fees charged in connection with the initial sale of our products and monthly subscriptions. We anticipate generating minimal revenue from the sale of applications for mobile phones, personal computers and console game systems and the majority, if not all of our revenues will be generated from our physically interactive products.
Expenses
We intend to focus our resources on the joint venture created with Powergrid Fitness to develop the Power Gaming League and distribute the exclusively-licensed Exerstation™ physically interactive video game controller.
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
General and administrative expenses consist primarily of salaries and related expenses for finance and other administrative personnel, facilities, occupancy charges and professional fees.
We have incurred significant expenses from inception through December 31, 2006 primarily attributable to charges incurred during our development stage. Since our inception, we have incurred a net loss of ($7,274,994) (unaudited).

Approximately $4,389,000 (unaudited) of expenses have been attributable to non-cash charges taken since inception related to stock issuances for compensation, consulting and stock and warrants issued in relation to software development costs as well as a legal settlement.
Comparisons of the three months ended December 31, 2006 and 2005
Our general and administrative expenses increased approximately 93% from $226,316 for the three months ended December 31, 2005 to $436,843 for the three months ended December 31, 2006. The increase is primarily attributable to costs incurred in connection with the Teknik-Powergrid JV, LLC, as well as an increase in marketing and consulting fees incurred by the Company during the three months ended December 31, 2006. Research and development costs decreased approximately 99% from $37,860 for the three months ended December 31, 2005 to $254 for the three months ended December 31, 2006. This decrease is primarily attributable to the discontinuation of mobile applications software development.
Liquidity and capital resources
Our primary sources of liquidity are proceeds from past borrowings under our revolving line of credit and, to a lesser extent, proceeds from the sale of equity securities. On March 1, 2006 the line of credit was terminated and the outstanding balance on the line of credit was converted to a note, which bears interest at the rate of 7% per annum with principal and interest due on March 1, 2007. The note is held by a related party, CodeFire Acquisition Corp., or CAC, which holds 10.1% of our issued and outstanding common stock. We borrowed an aggregate of $948,600 and $882,500 as of December 31, 2006 and September 30, 2006, respectively.
As of December 31, 2006 and September 30, 2006, there was interest accrued on the note of $46,938 and $30,887 respectively.
As of December 31, 2006 and September 30, 2006, we had cash and cash equivalents amounting to $3,771 and $42,387, respectively, and prepaid expenses of $183,504 and $309,248, respectively. The largest uses of our funds are funding the Teknik-Powergrid JV, LLC, professional fees and general and administrative expenses including salaries and related expenses.
As of December 31, 2006, we had total current liabilities of $1,664,097 and had total current assets of $135,604, with our current liabilities exceeding our current assets by $1,528,493. As of September 30, 2006, we had total current liabilities of $1,316,799 and had total current assets of $280,549, with our current liabilities exceeding our current assets by $1,036,250.
Management believes that the Company will be able to continue to borrow additional funds from CAC, these borrowings, combined with future sales of equity or debt securities, will provide the Company with its immediate financial requirements to enable it to continue as a going concern. In addition, as of December 31, 2006, the Company is in the process of raising additional funds by issuing convertible debt instruments. As of December 31, 2006, the Company has raised approximately $355,000 associated with the convertible debt instruments. The raising of additional capital in public or private markets will primarily be dependent upon prevailing market conditions and the demand for the Company’s products and services. No assurances can be given that the Company will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on terms acceptable to the Company. In the event we are unable to raise additional funds, we could be required to either substantially reduce or terminate our operations.
If our expenses exceed our borrowing capability, and we cannot raise money through the sale of equity or debt securities, we may not have sufficient cash to satisfy our liquidity needs for the upcoming twelve months. As a result of the operating losses and negative cash flows incurred since our inception in January 2003, our independent auditor has included an explanatory paragraph in its report on our financial statements for the year ended September 30, 2006, expressing substantial doubt regarding our ability to continue as a going concern. This means that the auditor questions whether we can continue in business. Investors in our securities should carefully review the report prepared by our auditor included in Form 10-KSB at September 30, 2006. Our ability to continue in the normal course of business is dependent upon our access to additional capital, as discussed above, and the success of our future operations. The success of our future operations is dependent on our ability to deploy our products and applications, generate significant revenue from the sale of our products and product applications and licensing of related products and services and establish and maintain broad market acceptance for our products.
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

TEKNIK DIGITAL ARTS, INC.
Dated: February 13, 2007	By	/s/ John R. Ward
John R. Ward
President, Chief Executive Officer, and Chief Financial Officer