Form 10QSB
period 2007-03-31
Teknik Digital Arts Inc.
filed 2007-05-15
CIK 1299648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
Form 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition from                      to
commission file number
TEKNIK DIGITAL ARTS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	68- 0539517

State or other jurisdiction of incorporation or organization	(IRS Employer Identification No.)
P.O. Box 2800-314, Carefree, Arizona 85377
(Address of principal executive offices)
(480) 443-1488
(Issuer’s telephone number)
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     On May 3, 2007, the registrant had outstanding 14,395,588 shares of Common Stock, par value $0.001 per share.
     Transitional Small Business Disclosure Format: Yes ☐ No ☑

Teknik Digital Arts, Inc. and Subsidiaries
Form 10-QSB
For the Quarter Ended March 31, 2007

Part I -— FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
TEKNIK DIGITAL ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	September 30,
	2007	2006
Current Assets:
Cash and cash equivalents	$244	$42,387
Accounts receivable	109	90
Deposits	7,500	—
Prepaid expenses	52,038	238,072

Total Current Assets	59,891	280,549

Property and equipment, net	7,716	8,583

Other Assets:
Prepaid expenses — long term portion	14,706	71,176
Licenses	100	100
Security deposit	1,000	1,000

Total Other Assets	15,806	72,276

Total Assets	$83,413	$361,408

Current Liabilities:
Note payable — related party	$71,745	$882,500
Accounts payable	394,896	372,689
Due to related party	300,000	25,000
Capital lease liability	—	380
Accrued interest	73,643	36,230

Total Current Liabilities	840,284	1,316,799
Long-Term Liabilities:
Notes payable — convertible debt	355,000	355,000

Total Liabilities	1,195,284	1,671,799

Minority interest in joint ventures	37,600	37,600

Total Liabilities and Minority Interest	1,232,884	1,709,399

Stockholders’ Equity (Deficit):
Common stock — $.001 par value; 50,000,000 shares authorized, 14,989,704 and 9,989,704 shares issued; 14,395,588 and 9,489,704 outstanding at March 31, 2007 and September 30, 2006, respectively	14,990	9,990
Additional paid-in capital	7,075,408	5,457,466
Accumulated deficit	(8,187,329)	(6,814,672)

	(1,096,931)	(1,347,216)

Less: Treasury stock at cost, 594,116 and 500,000 shares at March 31, 2007 and September 30, 2006, respectively	(52,540)	(775)

Total Stockholders’ Deficit	(1,149,471)	(1,347,991)

Total Liabilities and Stockholders’ Equity (Deficit)	$83,413	$361,408

See accompanying notes to condensed consolidated financial statements

TEKNIK DIGITAL ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three	Three	Six	Six
	Months Ended	Months Ended	Months Ended	Months Ended
	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006
Sales	$18	$3,246	$23	$3,246

Cost of Sales	3	1,716	4	1,716

Gross Profit	15	1,530	19	1,530

General and Administrative Expenses	883,047	226,830	1,319,890	453,146
Research and Development Costs	—	499	254	38,359

Loss from Operations	(883,032)	(225,799)	(1,320,125)	(489,975)

Other Income (Expense):
Interest Expense	(29,303)	(17,387)	(52,532)	(32,282)

	(29,303)	(17,387)	(52,532)	(32,282)

Minority Interest Portion of Loss	—	—	—	—

Net Loss	$(912,335)	$(243,186)	$(1,372,657)	$(522,257)

Basic and diluted loss per share (Note 1)	$(0.07)	$(0.03)	$(0.13)	$(0.06)

Weighted Average Common Shares Outstanding	12,340,032	9,030,556	10,879,039	9,078,297

See accompanying notes to condensed consolidated financial statements

TEKNIK DIGITAL ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)
FOR THE SIX MONTHS ENDED MARCH 31, 2007

						Total
			Additional	Treasury		Stockholders’
	Common Stock		Paid-in	Stock	Accumulated	Equity
	Shares	Amount	Capital	at Cost	Deficit	(Deficit)
Balance at September 30, 2006	9,989,704	$9,990	$5,457,466	$(775)	$(6,814,672)	$(1,347,991)

Cancellation of consulting agreement (unaudited)	—	—	—	(51,765)	—	(51,765)

Stock issued for conversion of related party note payable (unaudited)	5,000,000	5,000	1,745,000	—	—	1,750,000

Adjust fair market value of stock compensation issued for services (unaudited)	—	—	(127,058)	—	—	(127,058)

Net loss for the six months ended March 31, 2007 (unaudited)	—	—	—	—	(1,372,657)	(1,372,657)

Balance at March 31, 2007 (unaudited)	14,989,704	$14,990	$7,075,408	$(52,540)	$(8,187,329)	$(1,149,471)

See accompanying notes to condensed consolidated financial statements

TEKNIK DIGITAL ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six	Six
	Months Ended	Months Ended
	March 31,	March 31,
	2007	2006
Increase/(Decrease) in Cash and Cash Equivalents:
Cash flows from operating activities:
Net Loss	$(1,372,657)	$(522,257)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	867	674
Common stock issued in excess of conversion of related party note payable	850,000	—
Market value adjustment of compensation	(178,823)	—
Changes in Assets and Liabilities:
Accounts receivable	(19)	(2,122)
Prepaid expenses	242,504	23,880
Deposits	(7,500)	—
Accounts payable	22,207	268,706
Accrued vacation	—	(1,154)
Other accrued expenses	—	592
Accrued interest	37,413	8,680

Net cash used by operating activities	(406,008)	(223,001)

Cash flows from financing activities:
Proceeds from note payable — related party	89,245	228,500
Payments of note payable	—	(11,069)
Payments related to capital lease	(380)	(1,141)
Due to related party	275,000	—

Net cash provided by financing activities	363,865	216,290

Net change in cash and cash equivalents	(42,143)	(6,711)
Cash and cash equivalents at beginning of period	42,387	7,060

Cash and cash equivalents at end of period	$244	$349

See accompanying notes to condensed consolidated financial statements

TEKNIK DIGITAL ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Six	Six
	Months Ended	Months Ended
	March 31,	March 31,
	2007	2006
Supplemental Information:
Interest paid	$—	$23,602
Income taxes paid	$—	$—

Non-cash Investing and Financing Activities
Cancellation of consulting agreement	$51,765	$—
Common stock issued for conversion of related party note payable	$1,750,000	$—
Fixed assets exchanged for treasury stock	$—	$775
See accompanying notes to condensed consolidated financial statements

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates
Presentation of Interim Information:
The condensed consolidated financial statements included herein have been prepared by Teknik Digital Arts, Inc. (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our Form 10-KSB filed for the year ended September 30, 2006, as filed with the SEC under the Securities Exchange Act of 1934, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2007, and the results of our operations and cash flows for the periods presented. The September 30, 2006 consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Interim results are subject to variations and the results of operations for the six months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.
Nature of Corporation
The Company was organized under the laws of the State of Nevada on January 29, 2003. The principal business purpose of the Company is to publish interactive video games and instructional software for play on mobile telephones, personal computers and video game consoles.
Liquidity
The Company has generated an accumulated net loss of ($8,187,329) (unaudited) from the date of inception January 29, 2003 through March 31, 2007. Our primary sources of liquidity are proceeds from borrowings from a related party note and, to a lesser extent, proceeds from the sale of equity securities.
Revenue Recognition
The Company derives its revenues primarily from the sale of interactive entertainment software through the Company’s website and distributors. Revenues are recognized at the time the sale is completed through the Company’s website or when the Company is notified of a sale by its distributors.
Software Development Costs
The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Capitalization of software development costs begins upon the establishment of technological feasibility of the product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors including, but not limited to, anticipated future gross product revenue, estimated economic life, and changes in software and hardware technology. Amortization of capitalized software development costs begins when the products are available for general release to customers and is computed on a product-by-product basis using straight-line amortization with useful lives of five years or, if less, the remaining estimated economic life of the product. In prior periods amounts related to software development costs have been expensed as the time between when technological feasibility and product marketability were indeterminate and therefore no costs were capitalized. Amounts related to internal software development that could be capitalized under this statement were immaterial.

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)
Recent Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (“FASB”) issued (SFAS) No.159, “The Fair Value Option for Financial Assets and Financial Liabilities” — including an amendment of FASB Statement No. 155. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not believe that the adoption of SFAS No. 159 will have a material effect on our results of operations or financial position.
Consolidated Statements
The consolidated financial statements include the accounts of Teknik Digital Arts, Inc. and its subsidiaries, Playentertainment-Teknik, LLC and Teknik Powergrid, LLC. All significant intercompany balances and transactions have been eliminated in consolidation. The Company owns 50% of the outstanding membership interests of Playentertainment-Teknik, LLC and Teknik Powergrid, LLC, however, the financial statements of the subsidiaries have been consolidated as the management and operations of Playentertainment-Teknik, LLC and Teknik Powergrid, LLC are substantially controlled by Teknik Digital Arts, Inc. The other ownership investments are presented as minority interests on the accompanying balance sheets.
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
Diluted loss per share is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options and warrants that are freely exercisable into common stock at less than the prevailing market price. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. As of March 31, 2007, options to purchase 150,000 shares and warrants to purchase 1,077,500 shares of common stock were not included in the determination of diluted loss per share as their effect was anti-dilutive.
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
Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards Board No. 123(R), “Share–Based Payment,” using the modified prospective-transition method. Under this transition method, compensation expense recognized for the six months ended March 31, 2007 includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated and (b) compensation expense for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated. The fair value of option grants is estimated as of the

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)
Stock-Based Compensation (continued)
date of grant utilizing the Black-Scholes option-pricing model and amortized to expense over the options’ vesting period.
As of March 31, 2007, the Company had 150,000 options outstanding and exercisable. The options had no intrinsic value as of March 31, 2007, as the exercise price of all outstanding and exercisable options is greater than the trading price of the Company’s common stock at March 31, 2007. All options were 100% vested as of March 31, 2005, and therefore will result in no future compensation expense to the Company. The options have a weighted average remaining life of 1.00 year and a weighted average exercise price of $1.00.
The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for all grants: expected life of options of 3 years, risk-free interest rate of 2%, volatility at 0-10%, and a 0% dividend yield. The fair value of the options outstanding at March 31, 2007 was $234,000, determined on the respective date of grant.
As a result of adopting SFAS 123(R), the Company’s net loss for the six month period ended March 31, 2007 is unchanged from the net loss that would be reported if it had continued to account for share-based compensation under APB 25 as all options granted by the Company were fully vested as of December 31, 2005.
Note 2
Related Party Transactions
The Company had an uncollateralized line of credit of $1,000,000 with a related party as of September 30, 2005, with the principal and interest due March 1, 2006. On March 1, 2006, the line of credit was terminated and the outstanding balance was converted to a term note, which bears interest at the rate of 7% per annum with all outstanding principal and interest due on March 1, 2007. On February 5, 2007, the Company issued 5,000,000 shares of common stock as payment towards $900,000 of the related party note. The due date of the remaining outstanding principal and interest balance on the note was extended to March 1, 2008 and continues accruing interest at 7% per annum. As of March 31, 2007 and September 30, 2006, the Company’s balance on the related party note payable was $71,745 and $882,500, respectively.
As of March 31, 2007 and September 30, 2006, there was interest accrued on the note of $54,100 and $30,887, respectively.
The Company pays a monthly fee to its joint venture partner, Powergrid Fitness, Inc. for services related to equipment manufacturing, management, engineering management and sales management. On April 26, 2007, the Company amended their joint venture agreement with Powergrid Fitness, Inc. Under the terms of the amended agreement, the Company shall contract Powergrid Fitness, Inc. to provide consulting services for an irrevocable advance against its future joint venture revenue of $500,000 in the first year of the agreement (August 1, 2006 to July 31, 2007). During the six months ended March 31, 2007 and March 31, 2006, the Company accrued $300,000 and $0, of management fees, respectively. Amounts due to Powergrid Fitness, Inc. at March 31, 2007 and September 30, 2006 totaled $300,000 and $25,000, respectively.
Note 3
Notes Payable
During the year ended September 30, 2006, the Company entered into an agreement to issue convertible debt. Under the terms of the agreement, the Company intended to offer a maximum of $1,500,000 of debt during the period commencing May 5, 2006 to January 15, 2007. The notes accrue interest at a rate of 8% per annum with principal and interest due on June 1, 2008. The note holder may convert the note and accrued interest at any time prior to June 1, 2008, into shares of the Company’s common stock at a purchase price per share of $.75, subject to any subsequent

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 3
Notes Payable (Continued)
issuances of convertible debt at a more favorable conversion rate. The conversion price of $0.75 was less than the fair value of the Company’s common stock at the time of issuance. As a result, the Company recorded a beneficial conversion feature in the amount of $35,333. In addition, upon commencement of the agreement, the placement agent was issued 250,000 common stock warrants to purchase the Company’s common stock at a price of $.75 per share. The Company issued additional warrants to the placement agent to purchase .5 shares of common stock at $.75 per share for each $1.00 of debt sold up to an additional 250,000 shares of common stock. As of March 31, 2007, the placement agent had raised an aggregate of $355,000, which entitles the placement agent to an additional 177,500 common stock warrants. The fair value of warrant grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for the aforementioned grants: expected life of warrants of 3 years, risk-free interest rates between 4.83% and 5.26%, volatility between 135% and 138%, and a 0% dividend yield. This resulted in the warrants having been valued at $293,400 during the year ended September 30, 2006.
As of March 31, 2007 and September 30, 2006 the Company’s balance on the note payable was $355,000 and there was interest accrued on the note of $19,543 and $5,343, respectively.
Note 4
Equity
On November 22, 2006, the Company terminated a consulting agreement with a service provider. This transaction resulted in 94,116 shares of common stock being returned to the Company. The common stock has a value of $51,765 and is included in treasury stock as of March 31, 2007.
Note 5
Going Concern
As discussed in the Company’s Form 10-KSB for the fiscal year ended September 30, 2006, the Company has incurred operating losses and negative cash flows from its operations to date. Realization of a major portion of the assets is dependent upon the Company’s ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
Note 6
Subsequent Events
On April 17, 2007 the Company entered into a revolving line of credit agreement that will allow the Company to borrow up to $2,000,000. Under the terms of the agreement, the Company is required to file a registration statement within 120 days of the effective date of the agreement. The registration statement will be issued in conjunction with an agreement entered into on April 27, 2006, as mentioned below. Interest will accrue on the principal amount outstanding under the revolving line at a floating per annum rate equal to the sum of two percent (2.00%) plus the prime rate in effect from time to time, until the Company has filed the registration statement and the registration statement is effective. Thereafter, the Company will pay interest at a rate of one percent (1.00%) plus the prime rate in effect from time to time, with interest due monthly. In addition, the Company is required to pay a fee equal to three-eighths of one percent (0.375%) per annum of the average unused portion of the revolving line, as determined by the lender. The fee is payable quarterly, in arrears, on a calendar year basis.
On April 26, 2007, the Company amended their joint venture agreement with Powergrid Fitness, Inc. Under the terms of the original agreement, the Company was required to pay a fee of $100,000 per month beginning August 1, 2006, for services related to equipment manufacturing, management, engineering management and sales management. Under the

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 6
Subsequent Events (Continued)
terms of the amended agreement, the Company shall contract Powergrid Fitness, Inc. to provide consulting services for an irrevocable advance against its future joint venture revenue of $500,000 in the first year of the agreement (August 1, 2006 to July 31, 2007) and $65,000 per month thereafter for the remaining term of the agreement.
On April 27, 2007, the Company entered into an equity line of credit agreement with an investor, whereas, the investor shall invest up to ten million dollars ($10,000,000) to purchase the Company’s common stock over 36 months after a registration statement of the stock has been declared effective. The Company shall, within twenty-one (21) days of the date of this agreement, file a registration statement and the Company shall use all reasonable efforts to have the registration statement declared effective by the SEC within ninety (90) calendar days after the execution date of this equity line of credit agreement. The Company is entitled to deliver a “put” notice to the investor, which states the dollar amount (the “put amount”), which the Company intends to sell to the investor on a closing date (the “put”). The amount the Company shall be entitled to request on each “put” shall be equal to either $250,000 or 200% of the average daily volume multiplied by the average of the three daily closing prices immediately preceding the request date.

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
In August 2006, we formed a joint venture with Powergrid Fitness to develop the Power Gaming League and distribute the exclusively-licensed Exerstation™ physically interactive video game controller. The Exerstation™ was awarded the 2006 Consumer Electronics Show Electronic Gaming innovation of the year. The controller is isometric based, works with all games on personal computers, XBox, Sony Playstation 2, and Ninetendo’s GameCube. According to clinical medical trials, the video game player can burn up to 350 calories per hour and build muscle fitness utilizing the controller. The Power Gaming League and Exerstation™ distribution is scheduled to launch by September 2007.
We will provide the day-to-day operations and financial management for the joint venture, while the management of Powergrid Fitness will provide engineering, manufacturing, and marketing management for the joint venture. We have contracted with third party software developers to program the Power Gaming League.
Customers will be able to join the Power Gaming League and purchase the Exerstation™ online. The Company believes the Exerstation™ will be available from retailers such as Best Buy, Sharper Image, Target, Amazon.com and others based on commitments to carry the product over the past year, however, there is no guarantee that these retailers will carry the product now or in the future. The league currently plans to charge customers a monthly fee of $15 a month to play in the league and $199 retail for the controller. All Exerstation™ equipment will be delivered by a contracted fulfillment house to individual customers and retailers. This arrangement will save the Company the overhead of operating a distribution warehouse and work with major retailers who require independent fulfillment houses to manage distribution of this type of consumer electronic product.

Since our inception, our aggregate loss from operations is ($8,187,329) (unaudited). This loss has been primarily related to research, development and general and administrative costs. As of March 31, 2007, we had two full time employees, including one in sales and marketing and one in finance and administration. We intend to hire additional employees as needed. We also retain independent contractors to provide various services, primarily in connection with our software development and sales activities. We are not subject to any collective bargaining agreements and we believe that our relationship with our employees is good.
Summary Plan of Operations
As of the date of this report, we require approximately $60,000 to $80,000 per month to fund our recurring operations. This amount may increase as we expand our development efforts to include additional product offerings. Our cash needs are primarily attributable to funding the Teknik-Powergrid JV, LLC, insurance costs, payroll related expenses, as well as professional fees associated with being a public company. As of the date of this report, we have funded our working capital requirements from past borrowings under our revolving line of credit, which has been converted to a term note as of March 1, 2006, and, to a lesser extent, from the sale of equity securities. We currently anticipate that if our capital requirements increase and we are, therefore, required to raise additional capital, we will raise such additional funds through the sale of equity or debt securities and from the exercise of outstanding warrants. The amount of funds raised, if any, will determine what additional projects we will be able to undertake. No assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on terms acceptable to us. In addition, no assurance can be given that our outstanding warrants will be exercised, if ever, at a time when we may need such funds for our operations.
Over the next 12 months, we intend to continue to devote our research and development resources to the development of our physically interactive gaming project.
Revenue
During the six months ended March 31, 2007, the Company generated a small amount of revenue related to our mobile phone game applications. Our business model contemplates that we will derive revenue from one-time fees charged in connection with the initial sale of our products and monthly subscriptions. We anticipate generating minimal revenue from the sale of applications for mobile phones, personal computers and console game systems and the majority, if not all of our revenues will be generated from our physically interactive gaming products.
Expenses
We intend to focus our resources on the joint venture created with Powergrid Fitness to develop the Power Gaming League and distribute the exclusively-licensed Exerstation™ physically interactive video game controller.
We will incur operational costs associated with customer support and maintaining our web presence. In the future, we believe a majority of the customer support for our online products may be handled online via chat messaging or e-mail. Some expense may be incurred in the future to offer customer service via phone but we do not expect this will be a requirement for our core market. We intend to maintain our website and application servers in a professional hosting environment. The expenses incurred to maintain a professional web presence consist of hosting space, including security, redundant power supply, and fire suppression, as well as access to redundant broadband networks, personnel to conduct preventive and emergency site maintenance, and backup/disaster recovery systems.
Sales and marketing expenses will consist primarily of salaries and related expenses for our direct sales force and marketing personnel, commissions to independent sales staff, marketing programs and advertising campaigns. Management intends to use its experience and connections within the software industry to promote and market the Company’s products. We expect our sales and marketing expenses will increase materially when operations increase and we expand our product offerings and launch an international presence.
General and administrative expenses consist primarily of salaries and related expenses for finance and other administrative personnel, facilities, occupancy charges and professional fees.

We have incurred significant expenses from inception through March 31, 2007 primarily attributable to charges incurred during our development stage. Since our inception, we have incurred a net loss of ($8,187,329) (unaudited). Approximately $5,229,000 (unaudited) of expenses have been attributable to non-cash charges taken since inception related to stock issuances for compensation, consulting, debt, a legal settlement, as well as stock and warrants issued in relation to software development costs.
Comparisons of the three months ended March 31, 2007 and 2006
Our general and administrative expenses increased approximately 289.3% from $226,830 for the three months ended March 31, 2006 to $883,047 for the three months ended March 31, 2007. The increase is primarily attributable to non-cash costs incurred in connection with the Company issuing common stock to satisfy a portion of the related party note payable, as well as costs incurred in connection with the Teknik-Powergrid JV, LLC, during the three months ended March 31, 2007. Research and development costs decreased 100% from $499 for the three months ended March 31, 2006 to $0 for the three months ended March 31, 2007. This decrease is primarily attributable to the discontinuation of our mobile applications software development.
Comparisons of the six months ended March 31, 2007 and 2006
Our general and administrative expenses increased approximately 191.3% from $453,146 for the six months ended March 31, 2006 to $1,319,890 for the six months ended March 31, 2007. The increase is primarily attributable to non-cash costs incurred in connection with the Company issuing common stock to satisfy a portion of the related party note payable, as well as costs incurred in connection with funding the operations of the Teknik-Powergrid JV, LLC, during the six months ended March 31, 2007. Research and development costs decreased approximately 99% from $38,359 for the six months ended March 31, 2006 to $254 for the six months ended March 31, 2007. This decrease is primarily attributable to the discontinuation of our mobile applications software development.
Liquidity and capital resources
Our primary sources of liquidity are proceeds from past borrowings under our revolving line of credit and, to a lesser extent, proceeds from the sale of equity securities. On March 1, 2006, our line of credit was terminated and the outstanding balance on the line of credit was converted to a term note, which bears interest at the rate of 7% per annum with principal and interest due on March 1, 2007. On February 5, 2007, the Company issued 5,000,000 shares of common stock in satisfaction of $900,000 of the note and extended the due date of the remaining balance on the note payable to March 1, 2008. The note is held by a related party, CodeFire Acquisition Corp., or CAC, which holds 36.9% of our issued and outstanding common stock. As of March 31, 2007 and September 30, 2006, we had an outstanding balance on the note of $71,745 and $882,500 respectively.
As of March 31, 2007 and September 30, 2006, there was interest accrued on the note of $54,100 and $30,887, respectively.
As of March 31, 2007 and September 30, 2006, we had cash and cash equivalents amounting to $244 and $42,387, respectively, and prepaid expenses of $66,744 and $309,248, respectively. The largest uses of our funds are funding the Teknik-Powergrid JV, LLC, professional fees and general and administrative expenses including salaries and related expenses.
As of March 31, 2007, we had total current liabilities of $840,284 and had total current assets of $59,891, with our current liabilities exceeding our current assets by $780,393. As of September 30, 2006, we had total current liabilities of $1,316,799 and total current assets of $280,549, with our current liabilities exceeding our current assets by $1,036,250.
We intend to meet our immediate financing needs from our new line of credit obtained on April 17, 2007, as discussed in Note 6. In addition, the Company believes that it will be able to continue to borrow additional funds from CAC. These borrowings, combined with future sales of equity or debt securities, will provide the Company with its immediate financial requirements to enable it to continue as a going concern. The raising of additional capital in public or private markets will primarily be dependent upon prevailing market conditions and the demand for the Company’s products and services. No assurances can be given that the Company will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on terms acceptable to the

Company. In the event we are unable to raise additional funds, we could be required to either substantially reduce or terminate our operations.
If our expenses exceed our borrowing capability, and we cannot raise money through the sale of equity or debt securities, we may not have sufficient cash to satisfy our liquidity needs for the upcoming twelve months. As a result of the operating losses and negative cash flows incurred since our inception in January 2003, our independent auditor has included an explanatory paragraph in its report on our consolidated financial statements for the year ended September 30, 2006, expressing substantial doubt regarding our ability to continue as a going concern. This means that the auditor questions whether we can continue in business. Investors in our securities should carefully review the report prepared by our auditor included in Form 10-KSB at September 30, 2006. Our ability to continue in the normal course of business is dependent upon our access to additional capital, as discussed above, and the success of our future operations. The success of our future operations is dependent on our ability to deploy our products and applications, generate significant revenue from the sale of our products and product applications and licensing of related products and services and establish and maintain broad market acceptance for our products.
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

Item 6. Exhibits.
     (a) The following exhibits are filed herewith pursuant to Regulation S-B.
Exhibit Index

Exhibit
No.	Description
31	Section 302 Certification of President, Chief Executive Officer and Chief Financial Officer

32	Section 906 Certification
SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEKNIK DIGITAL ARTS, INC.

Dated: May 14, 2007
	By	/s/ John R. Ward
John R. Ward
President, Chief Executive Officer, and Chief Financial Officer