Form 10QSB
period 2007-06-30
Teknik Digital Arts Inc.
filed 2007-08-13
CIK 1299648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
Form 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
     Yes ☐ No ☑
     On August 3, 2007, the registrant had outstanding 14,645,588 shares of Common Stock, par value $0.001 per share.
     Transitional Small Business Disclosure Format: Yes ☐ No ☑

Teknik Digital Arts, Inc. and Subsidiaries
Form 10-QSB
For the Quarter Ended June 30, 2007

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
Part I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	September 30,
	2007	2006
Current Assets:
Cash and cash equivalents	$155,358	$42,387
Accounts receivable	109	90
Prepaid expenses	39,920	238,072

Total Current Assets	195,387	280,549

Property and equipment, net	24,282	8,583

Other Assets:
Prepaid expenses — long term portion	5,412	71,176
Licenses	100	100
Security deposit	1,000	1,000

Total Other Assets	6,512	72,276

Total Assets	$226,181	$361,408

Current Liabilities:
Note payable — related party	$61,354	$882,500
Note payable	410,913	—
Notes payable — current portion of convertible debt	355,000	—
Accounts payable	345,058	372,689
Due to related party	38,750	25,000
Capital lease liability	—	380
Accrued interest	29,504	36,230

Total Current Liabilities	1,240,579	1,316,799

Long-Term Liabilities:
Notes payable — convertible debt	—	355,000

Total Liabilities	1,240,579	1,671,799
Minority interest in joint ventures	142,390	37,600

Total Liabilities and Minority Interest	1,382,969	1,709,399

Stockholders’ Equity (Deficit):
Common stock — $.001 par value; 50,000,000 shares authorized, 15,239,704 and 9,989,704 shares issued; 14,645,588 and 9,489,704 outstanding at June 30, 2007 and September 30, 2006, respectively	15,240	9,990
Additional paid-in capital	7,124,186	5,457,466
Accumulated deficit	(8,243,674)	(6,814,672)

	(1,104,248)	(1,347,216)

Less: Treasury stock at cost, 594,116 and 500,000 shares at June 30, 2007 and September 30, 2006, respectively	(52,540)	(775)

Total Stockholders’ Deficit	(1,156,788)	(1,347,991)

Total Liabilities and Stockholders’ Equity (Deficit)	$226,181	$361,408

See accompanying notes to condensed consolidated financial statements

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three	Three	Nine	Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Sales	$—	$201	$23	$3,447

Cost of Sales	—	265	4	1,981

Gross Profit	—	(64)	19	1,466

General and Administrative Expenses	159,163	168,906	1,479,053	622,052
Research and Development Costs	—	509	254	38,868

Loss from Operations	(159,163)	(169,479)	(1,479,288)	(659,454)

Other Income (Expense):
Interest Expense	(3,642)	(17,074)	(56,174)	(49,356)

	(3,642)	(17,074)	(56,174)	(49,356)

Minority Interest Portion of Joint Venture Loss	106,460	—	106,460	—

Net Income / (Loss)	$(56,345)	$(186,553)	$(1,429,002)	$(708,810)

Basic and diluted loss per share (Note 1)	$(0.00)	$(0.02)	$(0.12)	$(0.08)

Weighted Average Common Shares Outstanding	14,401,083	8,665,778	12,053,054	8,940,641

See accompanying notes to condensed consolidated financial statements

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)
FOR THE NINE MONTHS ENDED JUNE 30, 2007

						Total
			Additional	Treasury		Stockholders’
	Common Stock		Paid-in	Stock	Accumulated	Equity
	Shares	Amount	Capital	at Cost	Deficit	(Deficit)
Balance at September 30, 2006	9,989,704	$9,990	$5,457,466	$(775)	$(6,814,672)	$(1,347,991)

Cancellation of consulting agreement (unaudited)	—	—	—	(51,765)	—	(51,765)

Stock issued for services (unaudited)	250,000	250	57,250	—	—	57,500

Stock issued for conversion of related party note payable (unaudited)	5,000,000	5,000	1,745,000	—	—	1,750,000

Adjust fair market value of stock compensation issued for services (unaudited)	—	—	(135,530)	—	—	(135,530)

Net loss for the nine months ended June 30, 2007 (unaudited)	—	—	—	—	(1,429,002)	(1,429,002)

Balance at June 30, 2007 (unaudited)	15,239,704	$15,240	$7,124,186	$(52,540)	$(8,243,674)	$(1,156,788)

See accompanying notes to condensed consolidated financial statements

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine	Nine
	Months Ended	Months Ended
	June 30,	June 30,
	2007	2006
Increase/(Decrease) in Cash and Cash Equivalents:
Cash flows from operating activities:
Net Loss	$(1,429,002)	$(708,810)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	2,301	1,006
Common stock issued in excess of conversion of related party note payable	850,000	—
Market value adjustment of compensation	(187,295)	—
Common stock and warrants issued for compensation and consulting	57,500	174,375
Common stock issued for litigation settlement	—	170,000
Accrued management fees	300,000	—
Accrued financing fees	10,913	—
Changes in Assets and Liabilities:
Accounts receivable	(19)	(223)
Prepaid expenses	263,916	26,819
Deposits	—	2,200
Accounts payable	(27,631)	39,587
Accrued vacation	—	(1,154)
Accrued interest	(6,726)	24,025
Minority interest portion of loss	(106,460)	—

Net cash used by operating activities	(272,503)	(272,175)

Cash flows from investing activities:
Purchase of fixed assets	(18,000)	(1,600)

Net cash used in investing activities	(18,000)	(1,600)

Cash flows from financing activities:
Proceeds from note payable — related party	90,545	272,150
Proceeds from note payable	400,000	75,000
Payments on note payable — related party	(11,691)	(11,069)
Payments related to capital lease	(380)	(1,712)
Distribution to minority interest	(75,000)	—

Net cash provided by financing activities	403,474	334,369

Net change in cash and cash equivalents	112,971	60,594
Cash and cash equivalents at beginning of period	42,387	7,060

Cash and cash equivalents at end of period	$155,358	$67,654

See accompanying notes to condensed consolidated financial statements

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Nine	Nine
	Months Ended	Months Ended
	June 30,	June 30,
	2007	2006
Supplemental Information:
Interest paid	$62,900	$25,331
Income taxes paid	$—	$—

Non-cash Investing and Financing Activities
Cancellation of consulting agreement	$51,765	$—
Common stock and warrants issued for compensation and consulting	$57,500	$174,375
Common stock issued for litigation settlement	$—	$170,000
Common stock issued for conversion of related party note payable	$1,750,000	$—
Fixed assets exchanged for treasury stock	$—	$775
Financing fees related to note payable	$10,913	$—
Conversion of due to related party to minority interest	$211,250	$—
See accompanying notes to condensed consolidated financial statements

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates
Presentation of Interim Information:
The condensed consolidated financial statements included herein have been prepared by Teknik Digital Arts, Inc. (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our Form 10-KSB filed for the year ended September 30, 2006, as filed with the SEC under the Securities Exchange Act of 1934, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at June 30, 2007, and the results of our operations and cash flows for the periods presented. The September 30, 2006 consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Interim results are subject to variations and the results of operations for the nine months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.
Nature of Corporation
The Company was organized under the laws of the State of Nevada on January 29, 2003. The principal business purpose of the Company was originally to publish interactive video games and instructional software for play on mobile telephones, personal computers and video game consoles. The Company has shifted its focus to developing physically interactive systems for play on personal computers and video game consoles.
Liquidity
The Company has generated an accumulated net loss of ($8,243,674) (unaudited) from the date of inception January 29, 2003 through June 30, 2007. Our primary sources of liquidity have been proceeds from the sale of equity securities as well as proceeds from a related party note, the majority of which has been converted to equity securities during the nine months ended June 30, 2007.
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
In February 2007, the Financial Accounting Standards Board (“ FASB”) issued (SFAS) No.159, “The Fair Value Option for Financial Assets and Financial Liabilities” — including an amendment of FASB Statement No. 155. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not believe that the adoption of SFAS No. 159 will have a material effect on our results of operations or financial position.
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
Diluted loss per share is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options and warrants that are freely exercisable into common stock at less than the prevailing market price. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. As of June 30, 2007, options to purchase 150,000 shares and warrants to purchase 1,077,500 shares of common stock were not included in the determination of diluted loss per share as their effect was anti-dilutive.
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
Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards Board No. 123(R), “Share — Based Payment,” using the modified prospective-transition method. Under this transition method, compensation expense recognized for the nine months ended June 30, 2007 includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated and (b) compensation expense for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated. The fair value of option grants is estimated as of the

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)
Stock-Based Compensation (continued)
date of grant utilizing the Black-Scholes option-pricing model and amortized to expense over the options’ vesting period.
As of June 30, 2007, the Company had 150,000 options outstanding and exercisable. The options had no intrinsic value as of June 30, 2007, as the exercise price of all outstanding and exercisable options is greater than the trading price of the Company’s common stock at June 30, 2007. All options were 100% vested as of March 31, 2005, and therefore will result in no future compensation expense to the Company. The options have a weighted average remaining life of 0.75 year and a weighted average exercise price of $1.00.
The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for all grants: expected life of options of 3 years, risk-free interest rate of 2%, volatility at 0-10%, and a 0% dividend yield. The fair value of the options outstanding at June 30, 2007 was $234,000, determined on the respective date of grant.
As a result of adopting SFAS 123(R), the Company’s net loss for the nine month period ended June 30, 2007 is unchanged from the net loss that would be reported if it had continued to account for share-based compensation under APB 25 as all options granted by the Company were fully vested as of December 31, 2005.
Note 2
Related Party Transactions
The Company had an uncollateralized line of credit of $1,000,000 with a related party as of September 30, 2005, with the principal and interest due March 1, 2006. On March 1, 2006, the line of credit was terminated and the outstanding balance was converted to a term note, which bears interest at the rate of 7% per annum with all outstanding principal and interest due on March 1, 2007. On February 5, 2007, the Company issued 5,000,000 shares of common stock as payment towards $900,000 of the related party note. In addition, the company recorded $850,000 as additional compensation expense during the nine months ended June 30, 2007 in relation to the issuance of common stock. The due date of the remaining outstanding principal and interest balance on the note was extended to March 1, 2008 and continues accruing interest at 7% per annum. As of June 30, 2007 and September 30, 2006, the Company’s balance on the related party note payable was $61,354 and $882,500, respectively.
As of June 30, 2007 and September 30, 2006, there was interest accrued on the note of $12 and $30,887, respectively.
The Company pays its joint venture partner, Powergrid Fitness, Inc. for services related to equipment manufacturing, management, engineering management and sales management. On April 26, 2007, the Company amended their joint venture agreement with Powergrid Fitness, Inc. Under the terms of the original agreement, the Company was required to pay a fee of $100,000 per month beginning August 1, 2006, for services related to equipment manufacturing, management, engineering management and sales management. Under the terms of the amended agreement, the Company was to contract Powergrid Fitness, Inc. to provide consulting services for an irrevocable advance against its future joint venture revenue of $500,000 in the first year of the agreement (August 1, 2006 to July 31, 2007) and $65,000 per month thereafter for the remaining term of the agreement. On April 27, 2007, the Company further amended the agreement with Powergrid Fitness, Inc. Under the terms of this amended agreement, the Company shall contract Powergrid Fitness, Inc. to provide consulting services for an irrevocable advance against its future joint venture revenue of $315,000 in the first year of the agreement (August 1, 2006 to July 31, 2007) and $65,000 per month thereafter for the remaining term of the agreement. This amendment resulted in the Company converting $211,250 of amounts due to related party into minority interest during the three months ended June 30, 2007. During the nine months ended June 30, 2007 and June 30, 2006, the Company accrued $300,000 and $0, of management fees, respectively. Amounts due to Powergrid Fitness, Inc. at June 30, 2007 and September 30, 2006 totaled $38,750 and $25,000, respectively.

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 3
Notes Payable
During the year ended September 30, 2006, the Company entered into an agreement to issue convertible debt. Under the terms of the agreement, the Company intended to offer a maximum of $1,500,000 of debt during the period commencing May 5, 2006 to January 15, 2007. The notes accrue interest at a rate of 8% per annum with principal and interest due on June 1, 2008. The note holder may convert the note and accrued interest at any time prior to June 1, 2008, into shares of the Company’s common stock at a purchase price per share of $.75, subject to any subsequent issuances of convertible debt at a more favorable conversion rate. The conversion price of $0.75 was less than the fair value of the Company’s common stock at the time of issuance. As a result, the Company recorded a beneficial conversion feature in the amount of $35,333. In addition, upon commencement of the agreement, the placement agent was issued 250,000 common stock warrants to purchase the Company’s common stock at a price of $.75 per share. The Company issued additional warrants to the placement agent to purchase .5 shares of common stock at $.75 per share for each $1.00 of debt sold up to an additional 250,000 shares of common stock. As of June 30, 2007, the placement agent had raised an aggregate of $355,000, which entitles the placement agent to an additional 177,500 common stock warrants. The fair value of warrant grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for the aforementioned grants: expected life of warrants of 3 years, risk-free interest rates between 4.83% and 5.26%, volatility between 135% and 138%, and a 0% dividend yield. This resulted in the warrants having been valued at $293,400 during the year ended September 30, 2006.
As of June 30, 2007 and September 30, 2006 the Company’s balance on the note payable was $355,000 and there was interest accrued on the note of $26,722 and $5,343, respectively.
On April 17, 2007 the Company entered into a revolving line of credit agreement that will allow the Company to borrow up to $2,000,000. Under the terms of the agreement, the Company is required to file a registration statement within 120 days of the effective date of the agreement. The registration statement will be issued in conjunction with an agreement entered into on April 27, 2007. Interest will accrue on the principal amount outstanding under the revolving line at a floating per annum rate equal to the sum of two percent (2.00%) plus the prime rate in effect from time to time, until the Company has filed the registration statement and the registration statement is effective. Thereafter, the Company will pay interest at a rate of one percent (1.00%) plus the prime rate in effect from time to time, with interest due monthly. In addition, the Company is required to pay a fee equal to three-eighths of one percent (0.375%) per annum of the average unused portion of the revolving line, as determined by the lender. The fee is payable quarterly, in arrears, on a calendar year basis. As of June 30, 2007 the Company’s balance on the note payable was $410,913 and there was interest accrued on the note of $2,770.
Note 4
Equity
On November 22, 2006, the Company terminated a consulting agreement with a service provider. This transaction resulted in 94,116 shares of common stock being returned to the Company. The common stock has a value of $51,765 and is included in treasury stock as of June 30, 2007.
On April 27, 2007, the Company entered into an equity line of credit agreement with an investor, whereas, the investor shall invest up to ten million dollars ($10,000,000) to purchase the Company’s common stock over 36 months after a registration statement of the stock has been declared effective. The Company shall, within twenty-one (21) days of the date of this agreement, file a registration statement and the Company shall use all reasonable efforts to have the registration statement declared effective by the SEC within ninety (90) calendar days after the execution date of this equity line of credit agreement. The Company is entitled to deliver a “put” notice to the investor, which states the dollar amount (the “put amount”), which the Company intends to sell to the investor on a closing date (the “put”). The amount the Company shall be entitled to request on each “put” shall be equal to either $250,000 or 200% of the average daily volume multiplied by the average of the three daily closing prices immediately preceding the request date. As of June 30, 2007, the Company has not issued any common stock pursuant to this agreement.

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
Overview
Teknik Digital Arts, Inc. publishes and distributes video game physically interactive systems for play on personal computers and video game consoles, and instructional and game software for play on mobile telephones. Through our joint venture with Powergrid Fitness, Inc., we are currently developing and applying all of our resources to the first physically interactive online video game league, The Power Gaming League. We plan to continue to license highly visible consumer personalities, such as popular motion picture, television show, and sports figures, to promote the healthy aspects of our Power Gaming League.
In August 2006, we formed a joint venture with Powergrid Fitness to develop the Power Gaming League and distribute the exclusively-licensed Exerstation™ physically interactive video game controller. The Exerstation™ was awarded the 2006 Consumer Electronics Show Electronic Gaming innovation of the year. The controller is isometric based, works with all games on personal computers, XBox, Sony Playstation 2, and Ninetendo’s GameCube. According to clinical medical trials, the video game player can burn up to 350 calories per hour and build muscle fitness utilizing the controller. The Power Gaming League and Exerstation™ distribution is scheduled to launch by the end of December 2007.
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

Since our inception, our aggregate loss from operations is ($8,243,674) (unaudited). This loss has been primarily related to research, development and general and administrative costs. As of June 30, 2007, we had two full time employees, including one in sales and marketing and one in finance and administration. We intend to hire additional employees as needed. We also retain independent contractors to provide various services, primarily in connection with our software development and sales activities. We are not subject to any collective bargaining agreements and we believe that our relationship with our employees is good.
Summary Plan of Operations
As of the date of this report, we require approximately $85,000 to $95,000 per month to fund our recurring operations. This amount may increase as we expand our development efforts to include additional product offerings. Our cash needs are primarily attributable to funding the Teknik-Powergrid JV, LLC, insurance costs, payroll related expenses, as well as professional fees associated with being a public company. As of the date of this report, we have funded our working capital requirements from past borrowings under our revolving line of credit, which has been converted to a term note as of March 1, 2006, and subsequently converted to equity securities. We recently obtained a $2,000,000 line of credit that we believe will be sufficient for us to fund our recurring operations. We currently anticipate that if our capital requirements increase and we are, therefore, required to raise additional capital, we will raise such additional funds through the sale of equity or debt securities and from the exercise of outstanding warrants. The amount of funds raised, if any, will determine what additional projects we will be able to undertake. No assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on terms acceptable to us. In addition, no assurance can be given that our outstanding warrants will be exercised, if ever, at a time when we may need such funds for our operations.
Over the next 12 months, we intend to continue to devote our research and development resources to the development of our physically interactive gaming project.
Revenue
During the nine months ended June 30, 2007, the Company generated a small amount of revenue related to our mobile phone game applications. Our business model contemplates that we will derive revenue from one-time fees charged in connection with the initial sale of our products and monthly subscriptions. We anticipate generating minimal revenue from the sale of applications for mobile phones, personal computers and console game systems and the majority, if not all of our revenues will be generated from our physically interactive gaming products.
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

We have incurred significant expenses from inception through June 30, 2007 primarily attributable to charges incurred during our development stage. Since our inception, we have incurred a net loss of ($8,243,674) (unaudited). Approximately $5,299,000 (unaudited) of expenses have been attributable to non-cash charges taken since inception related to stock issuances for compensation, consulting, debt, a legal settlement, as well as stock and warrants issued in relation to software development costs.
Comparisons of the three months ended June 30, 2007 and 2006
Our general and administrative expenses decreased approximately 5.8% from $168,906 for the three months ended June 30, 2006 to 159,163 for the three months ended June 30, 2007. The decrease is primarily attributable to the company incurring less labor and insurance costs during the three months ended June 30, 2007, combined with a non-cash litigation settlement expense incurred during the three months ended June 30, 2006. Research and development costs decreased 100% from $509 for the three months ended June 30, 2006 to $0 for the three months ended June 30, 2007. This decrease is attributable to the discontinuation of our mobile applications software development.
Comparisons of the nine months ended June 30, 2007 and 2006
Our general and administrative expenses increased approximately 137.8% from $622,052 for the nine months ended June 30, 2006 to $1,479,053 for the nine months ended June 30, 2007. The increase is primarily attributable to non-cash costs incurred in connection with the Company issuing common stock to satisfy a portion of the related party note payable, as well as costs incurred in connection with funding the operations of the Teknik-Powergrid JV, LLC, during the nine months ended June 30, 2007. Research and development costs decreased approximately 99.3% from $38,868 for the nine months ended June 30, 2006 to $254 for the nine months ended June 30, 2007. This decrease is primarily attributable to the discontinuation of our mobile applications software development.
Liquidity and capital resources
Our primary sources of liquidity are proceeds from past borrowings under our revolving line of credit and, to a lesser extent, proceeds from the sale of equity securities. On March 1, 2006, our line of credit was terminated and the outstanding balance on the line of credit was converted to a term note, which bears interest at the rate of 7% per annum with principal and interest due on March 1, 2007. On February 5, 2007, the Company issued 5,000,000 shares of common stock in satisfaction of $900,000 of the note and extended the due date of the remaining balance on the note payable to March 1, 2008. The note is held by a related party, CodeFire Acquisition Corp., or CAC, which holds 41.0% of our issued and outstanding common stock. As of June 30, 2007 and September 30, 2006, we had an outstanding balance on the note of $61,354 and $882,500 respectively.
As of June 30, 2007 and September 30, 2006, there was interest accrued on the note of $12 and $30,887, respectively.
On April 17, 2007 the Company entered into a new revolving line of credit agreement that will allow the Company to borrow up to $2,000,000. Under the terms of the agreement, the Company is required to file a registration statement within 120 days of the effective date of the agreement. The registration statement will be issued in conjunction with an agreement entered into on April 27, 2006. Interest will accrue on the principal amount outstanding under the revolving line at a floating per annum rate equal to the sum of two percent (2.00%) plus the prime rate in effect from time to time, until the Company has filed the registration statement and the registration statement is effective. Thereafter, the Company will pay interest at a rate of one percent (1.00%) plus the prime rate in effect from time to time, with interest due monthly. In addition, the Company is required to pay a fee equal to three-eighths of one percent (0.375%) per annum of the average unused portion of the revolving line, as determined by the lender. The fee is payable quarterly, in arrears, on a calendar year basis. As of June 30, 2007 the Company’s balance on the note payable was $410,913 and there was interest accrued on the note of $2,770.
As of June 30, 2007 and September 30, 2006, we had cash and cash equivalents amounting to $155,358 and $42,387, respectively, and prepaid expenses of $45,332 and $309,248, respectively. The largest uses of our funds are funding the Teknik-Powergrid JV, LLC, professional fees and general and administrative expenses including salaries and related expenses.

As of June 30, 2007, we had total current liabilities of $1,240,579 and had total current assets of $195,387, with our current liabilities exceeding our current assets by $1,045,192. As of September 30, 2006, we had total current liabilities of $1,316,799 and total current assets of $280,549, with our current liabilities exceeding our current assets by $1,036,250.
We intend to meet our immediate financing needs from our new line of credit obtained on April 17, 2007, as discussed in Note 3. In addition, the Company believes that it will be able to continue to borrow additional funds from CAC. These borrowings, combined with future sales of equity or debt securities, will provide the Company with its immediate financial requirements to enable it to continue as a going concern. The raising of additional capital in public or private markets will primarily be dependent upon prevailing market conditions and the demand for the Company’s products and services. No assurances can be given that the Company will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on terms acceptable to the Company. In the event we are unable to raise additional funds, we could be required to either substantially reduce or terminate our operations.
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

Dated: August 13, 2007	TEKNIK DIGITAL ARTS, INC.
By /s/ John R. Ward
John R. Ward
President, Chief Executive Officer, and Chief Financial Officer