Form 10KSB
period 2007-09-30
Teknik Digital Arts Inc.
filed 2007-12-31
CIK 1299648

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
Form 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007
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
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☑ No ☐
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     The issuer’s revenues for the fiscal year ended September 30, 2007 were: $ 59
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of December 28, 2007 was $2,343,294.
     On December 15, 2007, the registrant had outstanding 14,645,588 shares of Common Stock, par value $0.001 per share.
Transitional Small Business Disclosure Format: Yes ☐ No ☑

ii

Part I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
          In certain of our past periodic reports filed with the Securities and Exchange Commission we included statements to the effect that the statements contained in such reports that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company’s reference to such safe harbors in such prior periodic report filings was inappropriate given the fact that the Company is a penny stock issuer.
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
          In August 2006, we formed a joint venture with Powergrid Fitness to develop the Power Gaming League and distribute the exclusively-licensed Exerstation™ physically interactive video game controller. The Exerstation™ was awarded the 2006 Consumer Electronics Show Electronic Gaming innovation of the year. The controller is isometric based, works with all games on personal computers, XBox, Sony Playstation 2, and Ninetendo’s GameCube. According to clinical medical trials, the video game player can burn up to 250 calories per hour and build muscle fitness utilizing the controller. The Power Gaming League and Exerstation™ distribution is scheduled to launch by the first quarter of 2008.
          We will provide the day-to-day operations and financial management for the joint venture, while the management of Powergrid Fitness will provide engineering, manufacturing, and marketing management for the joint venture. We have contracted with third party software developers to program the Power Gaming League.
          Customers will be able to join the Power Gaming League and purchase the Exerstation™ online and from retailers, such as Best Buy, Sharper Image, Target, Amazon.com and others. The league currently plans to charge customers a monthly fee of $15 to play in the league and $199 retail for the controller. All Exerstation™ equipment will be delivered by a contracted fulfillment house to individual customers and retailers. This arrangement will save the Company the overhead of operating a distribution warehouse and works well with major retailers who require independent fulfillment houses to manage distribution of this type of consumer electronic product.
          Since our inception, our aggregate loss from operations is ($9,128,244). This loss has been primarily related to research, development and general and administrative costs. As of September 30, 2007, we had two full time employees, including one in sales and marketing and one in finance and administration. We intend to hire additional employees as needed. We also retain independent contractors to provide various services, primarily in connection with our software development and sales activities. We are not subject to any collective bargaining agreements and we believe that our relationship with our employees is good.

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
          Innovative, Experienced Management and Advisory Team. Our management team is comprised of our Chief Executive Officer, John Ward, who has over 25 years of experience in financing and operating technology based companies; the Powergrid Fitness’s award-winning engineering and development team; plus our advisory team of Ray Artigue, former Vice President of Marketing for the Phoenix Suns, Dr. Craig Phelps, longtime team physician of the Phoenix Suns and provost of the A.T. Still Osteopathic Medical College, and Dr. Charles Corbin, former professor of Exercise and Wellness at Arizona State University.
Our Strategy
     Our primary growth strategies are as follows:
•	We contemplate entering into additional strategic endorsement agreements with respect to high-profile individuals and related media such as popular motion pictures, television shows, characters, and sports figures, and developing and marketing our physically interactive video game systems based on these endorsements.

•	We anticipate assuming the role of publisher or developer, as appropriate, for potential products, outsourcing development activities as we deem advisable to mitigate certain risks and manage up-front expenditures.

•	We intend to focus our marketing efforts with respect to the physically interactive video game systems that we develop to generate profit margins on equipment sold and monthly league subscription revenues.
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
          Technology, market demographics, and distribution channels vary materially between the mobile phone, personal computer and console game system marketplaces. We intend to tailor our marketing efforts accordingly. Major differences between platforms, network operations, and demographics of users will dictate the way we approach each project.
          We believe that the core market for physically interactive video game systems will be teenagers and young adults in school markets and the corporate wellness market. Young consumers display the characteristics that match best with our products. This group is technologically savvy, stays in close contact with peers, and plays video games. We intend to initially focus on the school market because we believe this market is where we will be able to most effectively meet the need for our physically active video gaming to help fight obesity.
Our Products
          Physically Interactive Video Gaming System. The Power Gaming League is currently being developed to form a physically interactive gaming community using the Exerstation™ video game controller. The League is being created by the Company’s joint venture with Powergrid Fitness, Inc. The league will initially operate on personal computers. The joint venture also has the exclusive rights to distribute the Exerstation™. We have had interest expressed from Best Buy, Sharper Image, Target and Amazon.com to carry the product once we demonstrate that we have sufficient manufacturing capacity.
          Pep Pad Training Systems. We plan to develop physically interactive games for personal computers and consoles such as Nintendo Gamecube, the Xbox and PlayStation game systems. In October 2004, we entered into a joint venture agreement with PEP PAD, LLC to develop, publish and market physically interactive performance enhanced video games for personal computer and console applications, based on certain proprietary software, referred to as the SDK software, licensed by PEP PAD, LLC, for performance enhancement fitness related pressure sensitive mats connected to a personal computer. Under the terms of the joint venture, PEP PAD, LLC assigned its rights in the SDK software license to the joint venture, and agreed to sell the rights under future license agreements to the joint venture on terms mutually agreeable to PEP PAD, LLC and Teknik. Under the terms of the joint venture agreement, Teknik will perform the game development, publishing, distribution and accounting functions, and will provide financing for the joint venture. As of the date of this report, we have one physically interactive video game application completed. We have no current plans to distribute this product until funding becomes available to do so. We anticipate that this will require a minimum of $250,000 to commence distribution.
          Under the terms of the joint venture agreement, we have a 50% ownership interest in the joint venture, and are to be allocated 50% of the net profits and losses attributable to video games published under the joint venture. The joint venture agreement entitled PEP PAD, LLC to convert its 50% ownership interest in the joint venture into shares of restricted common stock of the Company.
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
          Mobile Phones. We have developed several products to be played on mobile phones, including the games Fear Factor, Next Action Star and a Phil Mickelson golf game with the Dave Pelz and Rick Smith instructional segments. While these products were the initial focus of our business, we are not planning to commercially exploit these products.
          We developed Fear Factor during the fiscal year ended 2005 under a joint venture with Playentertainment. This product is based on the popular television program to which Playentertainment acquired the game rights. We developed this video game for mobile devices using the J2ME platform. We have no plans to distribute the mobile game for the discontinued television show, Next Action Star.
          In March 2004, we entered into a joint venture agreement with Playentertainment to develop and market videogames for mobile and console applications, based on licensed high-profile television, motion picture, comic book and celebrity properties. The manager of Playentertainment, L.L.P., Lawrence E. Meyers, has more than twenty years experience in the entertainment industry, and formed Playentertainment, L.L.P. in 2003 for the purpose of leveraging his contacts with broadcast and cable networks, celebrities, movie studios and other organizations to negotiate licensing agreements to develop and market videogames for mobile and console applications. Under the terms of the joint venture, Playentertainment assigned the Next Action Star and Fear Factor mobile licenses to the joint venture, and had agreed to sell the rights under future license agreements to the joint venture on terms mutually agreeable to Playentertainment. Under the terms of the joint venture agreement, we agreed to perform the game development, publishing, distribution and accounting functions, and will provide financing for the joint venture.
          Under the terms of the joint venture agreement, we have a 50% ownership interest in the joint venture, and we will be allocated 50% of the net profits and losses attributable to video games published under the Next Action Star license and 60% of the net profits and losses to video games published under all other titles. The joint venture agreement entitles Playentertainment to convert its 50% ownership interest in the joint venture into 200,000 shares of our restricted common stock during the first two years of the joint venture. As of the date of this report, Playentertainment’s conversion option has expired.
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
          Buddy Rice car racing video game.
          Under a three-year license agreement with Buddy Rice Racing, Inc., we have the right to develop, publish and market a car racing video game for mobile, personal computer and console applications, featuring professional race car driver, Buddy Rice. As compensation under the agreement, Buddy Rice Racing, Inc. will receive royalties on net product sales, and may elect, during the first two years of the agreement, to convert its right to receive such royalties into 100,000 shares of restricted common stock and a three-year warrant to purchase 250,000 shares of common stock at $2.50 per share. Because this software is still under development and we have generated no revenues relating to this product, Buddy Rice Racing, Inc. does not currently have the right to elect to so convert its royalties. No development has been done on this product to date. We have put this product on hold and have no immediate plans to develop. We intend to restructure our agreement with Mr. Rice to include the Company’s physically interactive product line. The aforementioned three-year agreement expired in November 2007.
          Phil Weber basketball game product.
          The Company entered into a three year agreement with Phil Weber, Inc. (Weber) to perform services for the Company in connection with the promotion, marketing and advertising of a mobile interactive electronic basketball game product (with instructional-training segments incorporated therein). Under the terms of the agreement, we are obligated to compensate Weber 20% of all adjusted gross receipts from the sale of the instructional segment of the product. Weber also has a conversion option during the first two years of the agreement allowing Weber to convert all future royalties for 50,000 shares of restricted common stock and an additional 50,000 shares if a Company approved NBA player is a sponsor of the electronic basketball game. As of June 30, 2007, the Company has generated no revenue related to this product. No development has been done on this product to date. We have put this product on hold and have no immediate plans to develop it. We intend to restructure our agreement with Mr. Weber to endorse the company’s physically interactive product line. The aforementioned agreement will expire in May 2008.
          Joe Johnson mobile basketball product. The Company entered into a three year agreement with Joe Johnson (Johnson), c/o SFX Basketball Group, LLC to perform services for the Company in connection with the promotion, marketing and advertising of a mobile interactive electronic basketball game product (with instructional-training segments incorporated therein). Under the terms of the agreement, we are obligated to compensate Johnson 20% of all adjusted gross receipts from the sale of the basketball product to be shared equally with Weber. Johnson also has a conversion option during the first two years of the agreement allowing Johnson to convert all future royalties for 100,000 shares of restricted common stock. As of June 30, 2007, the Company has generated no revenue related to this product. No development has been done on this product to date. We put this product on hold and have no immediate plans to develop. We intend to restructure with Mr. Johnson to endorse the Company’s physically interactive product line. The aforementioned agreement will expire in June 2008.
Our Markets
          Personal computer and console markets. The market for games developed for the personal computer and console game systems are well established and dominated by larger developers such as Electronic Arts, Microsoft and Nintendo. Games in both market segments are increasingly being offered with the capability to become multi-player through on-line gaming.
          Personal computer game companies such as Lineage, Everquest and The Sims Online, often provide the actual mechanism for playing their games on CD-ROM and then create communities where consumers can come together to play with and against each other. Similarly, the Sony PlayStation and Microsoft Xbox game consoles have been developed to allow multi-player games through internet connections.
          We believe that as we develop games and applications for these platforms, we will be competing in a growing market and will be uniquely positioned to leverage our experience in developing physically interactive applications into the personal computer and console game system markets.
Item 2. DESCRIPTION OF PROPERTY
          Our headquarters is located in Carefree, Arizona where we occupy approximately 750 square feet of office space under a real property lease that expires April 30, 2009 at a rate of approximately $1,000 per month. We believe that our facility is adequate for our current needs and that suitable additional or substitute space will be available in the future to replace our existing facility, if necessary, or accommodate expansion of our operations.

Item 3. LEGAL PROCEEDINGS
          As of the date of this report, the Company has no outstanding litigation proceedings.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          There were no matters submitted to a vote of security holders during the fourth fiscal quarter covered by this report.
Part II
Item 5. Market for Common Stock and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities
          Our Common Stock became available to trade on October 25, 2005 and is quoted on the NASD-Over the Counter Bulletin Board under the symbol TKNK.OB. The following table shows the price range of our common stock for each quarter ended during the last three fiscal years.

Quarter Ended	High	Low
12/31/05	$5.25	$0.36
3/31/06	$0.90	$0.51
6/30/06	$0.90	$0.60
9/30/06	$0.85	$0.55
12/31/06	$0.65	$0.51
3/31/07	$0.35	$0.15
6/30/07	$0.30	$0.20
9/30/07	$0.23	$0.15
Dividend Policy
To date, we have not paid any cash dividends and our present policy is to retain earnings for use in our business.
EQUITY COMPENSATION PLAN INFORMATION
          The following table sets forth information regarding the number of shares of our common stock that may be issued pursuant to our equity compensation plans or arrangements as of the end of fiscal 2007:

Number of Securities
Remaining Available For
	Number of Securities		Future Issuance Under
	To Be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of Outstanding	Exercise Price of	Plans (Excluding
	Options, Warrants	Outstanding Options,	Securities Reflected
Plan Category	and Rights	Warrants and Rights	in First Column)
Equity compensation plans not approved by securityholders	(1)6,227,500	$0.66	(2)1,850,000

(1)	Represents shares of common stock that may be issued pursuant to outstanding options granted under the 2004 Stock Option Plan as well as outstanding warrants granted to purchase common stock. See Note 5 to our Consolidated Financial Statements for a detailed description of the terms of these options and warrants.

(2)	Represents shares of common stock that may be issued pursuant to options available for future grant under the 2004 Stock Option Plan.

Item 6. Management’s Discussion and Analysis or Plan of Operation
     The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our results of operations and financial condition for the periods presented. The following selected financial information is derived from our historical financial statements and should be read in conjunction with such financial statements and notes thereto set forth elsewhere herein.
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
Results of Operations
          Our summary historical financial data is presented in the following table to aid you in your analysis. You should read this data in conjunction with the section entitled Plan of Operations, and our consolidated financial statements and the related notes to those consolidated financial statements included elsewhere in this report. The selected consolidated statement of operations data for the fiscal years ended September 30, 2007 and September 30, 2006, are derived from our financial statements included elsewhere in this report.

	Fiscal Year	Fiscal Year
	Ended	Ended
	September 30,	September 30,
	2007	2006
Statement of Operations Data:
Revenue	$59	$3,551
Cost of Sales	9	2,056
Gross Profit	50	1,495
General and administration expense	2,232,251	1,109,835
Research and development costs	254	38,868
Loss from operations	(2,232,455)	(1,147,208)

Other Income (Expenses):
Total other income (expenses)	(81,117)	(108,870)
Net loss	(2,313,572)	(1,256,078)

Shares used in computing basic and diluted loss per common share	12,706,514	8,986,207
Basic and diluted loss per common share	$(0.18)	$(0.14)

	September 30,	September 30,
	2007	2006
Balance Sheet Data:
Cash and cash equivalents	21,162	42,387
Working capital	(1,562,180)	(1,036,250)
Total assets	303,584	361,408
Total liabilities and minority interest	1,728,824	1,709,399
Common stock	15,240	9,990
Additional paid-in-capital	7,740,304	5,457,466
Accumulated deficit	(9,128,244)	(6,814,672)
Stockholders’ equity (deficit)	(1,425,240)	(1,347,991)
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
          In August of 2006, we formed a joint venture with Powergrid Fitness to develop the Power Gaming League and distribute the exclusively-licensed Exerstation™ physically interactive video game controller. The Exerstation™ was awarded the 2006 Consumer Electronics Show Electronic Gaming Innovation of the Year. The controller is isometric-based and works with all games on personal computers, XBox, Sony Playstation 2, and Ninetendo’s Gamecube. According to clinical medical trials, the video game player can burn up to 250 calories per hour and build muscle fitness using this controller. The Power Gaming League and Exerstation™ distribution is scheduled to launch by the first quarter of 2008. Since our inception, our aggregate loss from operations is $9,128,244. This loss has been primarily related to research, development and general and administrative costs.

          Teknik will provide the day to day operations and financial management for the joint venture and the management of Powergrid Fitness will provide engineering, manufacturing and marketing management for the joint venture. We have contracted software developers to program the Power Gaming League.
          Customers will join the Power Gaming League and purchase the Exerstation™ online and from retailers, such as Best Buy, Sharper Image, Target, Amazon.com and others. The league will charge customers a monthly fee of $15 a month to play in the league and $199 retail for the controller. All Exerstation™ equipment will be delivered by a contracted fulfillment house to individual customers and retailers. This will save the Company the overhead of operating a distribution warehouse and facilitate working with major retailers who require independent fulfillment houses to manage distribution of this type of consumer electronic product.
          As of September 30, 2007, we had two full time employees, including one in sales and marketing and one in finance and general and administrative. We intend to hire additional employees as needed. We also retain independent contractors to provide various services, primarily in connection with our software development and sales activities.
Summary Plan of Operations
          As of the date of this report, we require approximately $140,000 to $150,000 per month to fund our recurring operations. This amount may increase as we expand our development efforts to include additional product offerings. Our cash needs are primarily attributable to funding the Teknik-Powergrid JV, LLC, insurance costs, payroll related expenses, as well as professional fees associated with being a public company. As of the date of this report, we have funded our working capital requirements from equity offerings and past borrowings under our revolving line of credit, which has been converted to a term note as of March 1, 2006, and subsequently converted to equity securities. We currently anticipate that if our capital requirements increase and we are, therefore, required to raise additional capital, we will raise such additional funds through the sale of equity or debt securities and from the exercise of outstanding warrants. The amount of funds raised, if any, will determine what additional projects we will be able to undertake. No assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on terms acceptable to us. In addition, no assurance can be given that our outstanding warrants will be exercised, if ever, at a time when we may need such funds for our operations.
          Over the next 12 months we intend to continue to devote our research and development resources to the development of our physically interactive gaming project.
Revenue
          During the year ended September 30, 2007, we generated a small amount of revenue related to our mobile phone game applications. Our business model contemplates that we will derive revenue from one-time fees charged in connection with the initial sale of our products and monthly subscriptions. We anticipate generating minimal revenue from the sale of applications for mobile phones, personal computers and console game systems and the majority, if not all, of our revenues will be generated from our physically interactive gaming products.
Expenses
          We intend to focus our resources on the joint venture created with Powergrid Fitness to develop the Power Gaming League and distribute the exclusively-licensed Exerstation™ physically interactive video game controller.
          We will incur operational costs associated with customer support and maintaining our web presence. In the future, we believe a majority of the customer support for our online products will be handled via online via chat messaging or e-mail. Some expense may be incurred in the future to offer customer service via phone, but we do not expect this will be a requirement for our core market. We intend to maintain our website and application servers in a professional hosting environment. The expenses incurred to maintain a professional web presence consist of hosting space, including security, redundant power supply, and fire suppression, as well as access to redundant broadband networks, personnel to conduct preventive and emergency site maintenance, and backup/disaster recovery systems.
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
          We have incurred significant expenses from inception through September 30, 2007, which are primarily attributable to charges incurred during our development stage. Since our inception, we have incurred a net loss of $9,128,244. Approximately $5,939,000 of expenses have been attributable to non-cash charges taken since inception related to stock issuances for compensation, consulting and stock and warrants issued in relation to software development costs, financing, as well as a legal settlement.
Comparisons of the fiscal year ended September 30, 2007 and 2006
          During the year ended September 30, 2007, the Company generated a small amount of revenues related to the mobile phone products. Revenues decreased from $3,551 for the fiscal year ended September 30, 2006 to $59 for the fiscal year ended September 30, 2007. The decrease is due to our focus on developing the physically interactive gaming products during the year ended September 30, 2007.
          Our general and administrative expenses increased approximately 101.1% from $1,109,835 for the fiscal year ended September 30, 2006 to $2,232,251 for the fiscal year ended September 30, 2007. The increase was primarily due to an increase in non-cash expenses related to stock issued for conversion of a related party note, as well as expense related to stock warrants issued for compensation during the fiscal year ended September 30, 2007. Research and development costs decreased approximately 99.3% from $38,868 for the fiscal year ended September 30, 2006 to $254 for the fiscal year ended September 30, 2007. This decrease is attributable to the discontinuation of our mobile applications software development.
Liquidity and capital resources
          Our primary sources of liquidity are proceeds from past borrowings under our revolving line of credit and, to a lesser extent, proceeds from the sale of equity securities. On March 1, 2006, our line of credit was terminated and the outstanding balance on the line of credit was converted to a term note, which bears interest at the rate of 7% per annum with principal and interest due on March 1, 2007. On February 5, 2007, the Company issued 5,000,000 shares of common stock in satisfaction of $900,000 of the note and extended the due date of the remaining balance on the note payable to March 1, 2008. The note is held by a related party, CodeFire Acquisition Corp., or CAC, which holds 41.0% of our issued and outstanding common stock. As of September 30, 2007 and September 30, 2006, we had an outstanding balance on the note of $45,917 and $882,500 respectively.
          As of September 30, 2007 and September 30, 2006, there was interest accrued on the note of $223 and $30,887, respectively.
          On April 17, 2007 the Company entered into a new revolving line of credit agreement with Silicon Valley Bank that will allow the Company to borrow up to $2,000,000. Under the terms of the agreement, the Company is required to file a registration statement within 120 days of the effective date of the agreement. The Company filed the original registration statement on June 20, 2007. As of the date of this report, the registration is not effective. Interest will accrue on the principal amount outstanding under the revolving line at a floating per annum rate equal to the sum of two percent (2.00%) plus the prime rate in effect from time to time, until the Company has filed the registration statement and the registration statement is effective. Thereafter, the Company will pay interest at a rate of one percent (1.00%) plus the prime rate in effect from time to time, with interest due monthly. In addition, the Company is required to pay a fee equal to three-eighths of one percent (0.375%) per annum of the average unused portion of the revolving line, as determined by the lender. The fee is payable quarterly, in arrears, on a calendar year basis. As of September 30, 2007 the Company’s balance on the note payable was $825,913 and there was interest accrued on the note of $5,991.
          As of September 30, 2007 and September 30, 2006, we had cash and cash equivalents amounting to $21,162 and $42,387, respectively, and prepaid expenses of $22,965 and $309,248, respectively. Our liquidity needs are primarily to fund working capital requirements, including general and administration and developmental expenses. The largest use of our funds are funding the Teknik-Powergrid JV, LLC, professional fees and general and administrative expenses including salaries and related expenses.
          As of September 30, 2007, we had total current liabilities of $1,691,224 and had total current assets of $129,044, with our current liabilities exceeding our current assets by $1,562,180. As of September 30, 2006, we had total current liabilities of $1,316,799 and had total current assets of $280,549, with our current liabilities exceeding our current assets by $1,036,250.

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
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
Board of Directors
Teknik Digital Arts, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Teknik Digital Arts, Inc. and Subsidiaries as of September 30, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Teknik Digital Arts, Inc. and Subsidiaries at September 30, 2007 and 2006 and the results of its operations, stockholders’ equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has incurred operating losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Semple, Marchal & Cooper, LLP
Phoenix, Arizona
December 18, 2007

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2007	2006
Current Assets:
Cash and cash equivalents	$21,162	$42,387
Accounts receivable	140	90
Deposit	84,777	—
Prepaid expenses	22,965	238,072

Total Current Assets	129,044	280,549
Property and equipment, net	173,440	8,583

Other Assets:
Prepaid expenses — long term portion	—	71,176
Licenses	100	100
Security deposit	1,000	1,000

Total Other Assets	1,100	72,276

Total Assets	$303,584	$361,408

Current Liabilities:
Note payable — related party	$45,917	$882,500
Notes payable — current portion	1,268,017	—
Accounts payable	333,728	372,689
Due to related party	—	25,000
Accrued payroll	3,368	—
Capital lease liability — current portion	—	380
Accrued interest	40,194	36,230

Total Current Liabilities	1,691,224	1,316,799

Long-Term Liabilities:
Notes payable — net of current portion	—	355,000

Total Liabilities	1,691,224	1,671,799
Minority interest in joint ventures	37,600	37,600

Total Liabilities and Minority Interest	1,728,824	1,709,399

Stockholders’ Equity (Deficit):
Common stock — $.001 par value; 50,000,000 shares authorized, 15,239,704 and 9,989,704 shares issued and 14,645,588 and 9,489,704 outstanding at September 30, 2007 and 2006, respectively	15,240	9,990
Additional paid-in capital	7,740,304	5,457,466
Accumulated deficit	(9,128,244)	(6,814,672)
Less: Treasury stock at cost, 594,516 and 500,000 shares at September 30, 2007 and 2006, respectively	(52,540)	(775)

Total Stockholders’ Deficit	(1,425,240)	(1,347,991)

Total Liabilities and Stockholders’ Equity	$303,584	$361,408

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	September 30,
	2007	2006
Sales	$59	$3,551

Cost of Sales	9	2,056

Gross Profit	50	1,495

General and Administrative Expenses	2,232,251	1,109,835
Research and Development Costs	254	38,868

Loss from Operations	(2,232,455)	(1,147,208)

Other Income (Expense):
Interest Expense	(81,117)	(108,870)

	(81,117)	(108,870)

Net Loss	$(2,313,572)	$(1,256,078)

Basic and diluted net loss per share	$(0.18)	$(0.14)

Basic and diluted weighted average common shares outstanding	12,706,514	8,986,207

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
Years Ended September 30, 2007 and 2006

						Total
			Additional	Treasury		Stockholders’
	Common Stock		Paid-in	Stock	Accumulated	Equity
	Shares	Amount	Capital	at Cost	Deficit	(Deficit)
Balance at September 30, 2005	9,125,000	9,125	4,604,010	—	(5,558,594)	(945,459)

Warrants granted for compensation	—	—	293,400	—	—	293,400

Stock issued for compensation	614,704	615	354,973	—	—	355,588

Issuance of common stock for litigation settlement	250,000	250	169,750	—	—	170,000

Beneficial coversion feature of convertible debt	—	—	35,333	—	—	35,333

Treasury stock, 500,000 shares	—	—	—	(775)	—	(775)

Net loss for the year ended September 30, 2006	—	—	—	—	(1,256,078)	(1,256,078)

Balance at September 30, 2006	9,989,704	9,990	5,457,466	(775)	(6,814,672)	(1,347,991)

Cancellation of consulting agreement	—	—	—	(51,765)	—	(51,765)

Stock issued for services	250,000	250	57,250	—	—	57,500

Warrants granted for compensation	—	—	650,000	—	—	650,000

Stock issued for conversion of related party note payable	5,000,000	5,000	1,745,000	—	—	1,750,000

Market value adjustment of compensation	—	—	(169,412)	—	—	(169,412)

Net loss for the year ended September 30, 2007	—	—	—	—	(2,313,572)	(2,313,572)

Balance at September 30, 2007	15,239,704	$15,240	$7,740,304	$(52,540)	$(9,128,244)	$(1,425,240)

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	September 30,
	2007	2006
Increase / (Decrease) in Cash and Cash Equivalents:
Cash flows from operating activities:
Net Loss	$(2,313,572)	$(1,256,078)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	9,378	1,415
Market value adjustment of compensation	(221,177)	—
Accrued financing fees	10,913	—
Common stock issued and warrants granted for compensation of consultants	707,500	648,988
Beneficial and induced conversion feature expense	850,000	35,333
Common stock issued for litigation settlement	—	170,000
Changes in Assets and Liabilities:
Accounts receivable	(50)	(90)
Prepaid expenses	286,283	(280,570)
Deposit	(84,777)	—
Security deposit	—	2,200
Accounts payable	(38,961)	61,022
Due to related party	(25,000)	25,000
Accrued vacation	—	(1,154)
Accrued payroll	3,368	—
Accrued interest — related party	3,964	18,563

Net cash used by operating activities	(812,131)	(575,371)

Cash flows from investing activities:
Purchase of fixed assets	(87,131)	(3,100)

Net cash used in investing activities	(87,131)	(3,100)

Cash flows from financing activities:
Proceeds from note payable — related party	90,545	272,150
Proceeds from note payable	815,000	—
Proceeds from note payable-convertible debt	—	355,000
Payments on capital lease	(380)	(2,283)
Payments on note payable — related party	(27,128)	(11,069)

Net cash provided by financing activities	878,037	613,798

Net change in cash and cash equivalents	(21,225)	35,327
Cash and cash equivalents at beginning of period	42,387	7,060

Cash and cash equivalents at end of period	$21,162	$42,387

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended
	September 30,
	2007	2006
Supplemental Information:
Interest paid	$77,153	$54,974
Income taxes paid	$—	$—

Non-cash Investing and Financing Activities

Cancellation of consulting agreement	$51,765	$—
Common stock and warrants issued for compensation and consulting	$707,500	$648,988
Common stock issued for litigation settlement	$—	$170,000
Common stock issued for conversion of related party note payable	$1,750,000	$—
Fixed assets exchanged for treasury stock	$—	$775
Financing fees related to note payable	$10,913	$—
Financing for purchase of a vehicle	$87,104	$—
Beneficial conversion feature relative to convertible debt	$—	$35,333
The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates
Operations
Teknik Digital Arts, Inc. is a corporation that was duly formed and organized under the laws of the State of Nevada on January 29, 2003. The principal business activity is the development and marketing of interactive gaming software to play on cell phones, personal computers, and game consoles. We had previously been a development stage company with no revenues from operations. During the year ended September 30, 2006, we commenced the first sales of our gaming software.
Consolidated Statements
The consolidated financial statements include the accounts of Teknik Digital Arts, Inc. and its subsidiaries, Playentertainment-Teknik, LLC and Teknik Powergrid, LLC. All significant intercompany balances and transactions have been eliminated in consolidation. The Company owns 50% of the membership interest of Playentertainment-Teknik, LLC and Teknik Powergrid, LLC, however, the financial statements of the joint ventures have been consolidated as the management and operations of both Playentertainment-Teknik, LLC and Teknik Powergrid, LLC are substantially controlled by Teknik Digital Arts, Inc. The other ownership investments are presented as minority interests on the accompanying balance sheets.
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
Advertising Costs
The Company generally expenses advertising costs as incurred. For the years ended September 30, 2007 and 2006, advertising expense totaled $44,979 and $11,100, respectively.
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

Office furniture and equipment	5-7 years
Vehicles	5 years
Website	3 years
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
Diluted earnings per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options that are freely exercisable into common stock at less than the prevailing market price. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. As of September 30, 2007, options to purchase 150,000 shares and warrants to purchase 6,077,500 shares of the Company’s common stock were not included in the determination of diluted loss per share as their effect was anti-dilutive. As of September 30, 2006, options to purchase 150,000 shares and warrants to purchase 3,977,500 shares of the Company’s common stock were not included in the determination of diluted loss per share as their effect was anti-dilutive.
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
Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards Board No. 123(R), “Share-Based Payment,” to account for stock options granted to employees using the modified prospective-transition method. Under this transition method, compensation expense recognized for the nine months ended September 30, 2006 includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of December 31, 2005 based on the estimated grant date fair value and (b) compensation expense for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated. The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model and amortized to expense over the options’ vesting period.
The Company accounts for stock options granted to non-employees under SFAS 123 using EITF 96-18 requiring the measurement and recognition of stock-based compensation to consultants under the fair value method with stock-based compensation expense being charged to earnings on the earlier of the date services are performed or performance commitment exists.
The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for all grants: expected life of options of 3 years, risk-free interest rate of 2.2%, volatility at 10%, and a 0% dividend yield. This resulted in a portion of the options having been valued at $234,000 or approximately $1.50 per option.

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
In December 2007, the Financial Accounting Standards Board (“ FASB”) issued (SFAS) No.160, “Nonconrolling Interests in Consolidated Financial Statements” — including an amendment of ARB No. 51. SFAS 160 intends to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements and is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting this standard, however, we do not believe that the adoption of SFAS No. 160 will have a material effect on our results of operations or financial position.
In December 2007, the Financial Accounting Standards Board (“ FASB”) issued (SFAS) No.141(R), “Business Combinations” SFAS 141(R)’s objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The statement is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting this standard, however, we do not believe that the adoption of SFAS No. 141(R) will have a material effect on our results of operations or financial position.
Note 2
Related Party Transactions
The Company had an uncollateralized line of credit of $1,000,000 with a related party as of September 30, 2005, with the principal and interest due March 1, 2006. On March 1, 2006, the line of credit was terminated and the outstanding balance was converted to a term note, which bears interest at the rate of 7% per annum with all outstanding principal and interest due on March 1, 2007. On February 5, 2007, the due date of the remaining outstanding principal and interest balance on the note was extended to March 1, 2008 and continues accruing interest at 7% per annum. On February 5, 2007, the Company issued 5,000,000 shares of common stock as payment towards $900,000 of the related party note. In addition, the Company recorded $850,000 as a beneficial and induced conversion as expense during the year ended September 30, 2007 in relation to the issuance of the common stock. The due date of the remaining outstanding principal and interest balance on the note was extended to March 1, 2008 and continues accruing interest at 7% per annum. As of September 30, 2007 and 2006, the Company’s balance on the related party note payable was $45,917 and $882,500, respectively.
As of September 30, 2007 and 2006, there was interest accrued on the note of $223 and $30,887, respectively.
The Company pays its joint venture partner, Powergrid Fitness, Inc. for services related to equipment manufacturing, management, engineering management and sales management. On April 26, 2007, the Company amended its joint venture agreement with Powergrid Fitness, Inc. Under the terms of the original agreement, the Company was required to pay a fee of $100,000 per month beginning August 1, 2006, for services related to equipment

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 2
Related Party Transactions (Continued)
manufacturing, management, engineering management and sales management. Under the terms of the amended agreement, the Company was to contract Powergrid Fitness, Inc. to provide consulting services for an irrevocable advance against its future joint venture revenue of $500,000 in the first year of the agreement (August 1, 2006 to July 31, 2007) and $65,000 per month thereafter for the remaining term of the agreement. On April 27, 2007, the Company further amended the agreement with Powergrid Fitness, Inc. Under the terms of this amended agreement, the Company shall contract Powergrid Fitness, Inc. to provide consulting services for an irrevocable advance against its future joint venture revenue of $315,000 in the first year of the agreement (August 1, 2006 to July 31, 2007) and $65,000 per month thereafter for the remaining term of the agreement. During the year ended September 30, 2007 and 2006, the Company incurred $245,000 and $200,000 of management fees, respectively. Amounts due to Powergrid Fitness, Inc. at September 30, 2007 and 2006 totaled $0 and $25,000, respectively.
Note 3
Property and Equipment
As of September 30, 2007 and 2006, property and equipment consists of:

	September 30,	September 30,
	2007	2006
Equipment	$14,481	$10,903
Vehicles	137,104	—
Tooling	6,553	—
Website	27,000	—
Less: Accumulated Depreciation	(11,698)	(2,320)

	$173,440	$8,583

Note 4
Notes Payable
During the year ended September 30, 2006, the Company entered into an agreement to issue convertible debt. Under the terms of the agreement, the Company intends to offer a maximum of $1,500,000 of debt during the period commencing May 5, 2006 to January 15, 2007. The notes will accrue interest at a rate of 8% per annum with principal and interest due on June 1, 2008. The note holder may convert the note and accrued interest at any time prior to June 1, 2008, into shares of the Company’s common stock at a purchase price per share of $.75, subject to any subsequent issuances of convertible debt at a more favorable conversion rate. The conversion price of $0.75 was less than the fair value of the Company’s common stock at the time of issuance. This resulted in the Company recording a beneficial conversion feature in the amount of $35,333. As the convertible debt can be converted anytime after debt issuance, the Company recorded a charge to interest expense of $35,333 at the time of issuance. In addition, the placement agent was issued 250,000 common stock warrants upon commencement of the agreement to purchase the Company’s common stock at a price of $.75 per share. The Company will issue additional warrants to the placement agent to purchase .5 shares of common stock at $.75 per share for each $1.00 of debt sold up to an additional 250,000 shares of common stock. As of September 30, 2007, the placement agent has raised $355,000 entitling them to an additional 177,500 shares of common stock warrants. The fair value of warrant grants is

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 4
Notes Payable (Continued)
estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for the aforementioned grants: expected life of warrants of 3 years, risk-free interest rates between 4.83% and 5.26%, volatility between 135% and 138%, and a 0% dividend yield. This resulted in the warrants having been valued at $293,400. As of September 30, 2007 the Company’s balance on the note payable was $355,000 and there was interest accrued on the note of $33,980.
On April 17, 2007 the Company entered into a new revolving line of credit agreement with Silicon Valley Bank that will allow the Company to borrow up to $2,000,000. Under the terms of the agreement, the Company is required to file a registration statement within 120 days of the effective date of the agreement. Interest will accrue on the principal amount outstanding under the revolving line at a floating per annum rate equal to the sum of two percent (2.00%) plus the prime rate in effect from time to time, until the Company has filed the registration statement and the registration statement is effective. Thereafter, the Company will pay interest at a rate of one percent (1.00%) plus the prime rate in effect from time to time, with interest due monthly. In addition, the Company is required to pay a fee equal to three-eighths of one percent (0.375%) per annum of the average unused portion of the revolving line, as determined by the lender. The fee is payable quarterly, in arrears, on a calendar year basis. As of September 30, 2007 the Company’s balance on the note payable was $825,913 and there was interest accrued on the note of $5,991.
On August 20, 2007, the Company entered into a financing agreement to purchase a vehicle. Under the terms of the agreement the Company borrowed $87,104 on a five year note, with payments due monthly beginning October 13, 2007 and accruing interest at a rate of 10.50% per annum. As of September 30, 2007, the Company’s balance on the note payable was $87,104 and accrued interest on the note was $0.
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

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 5
Equity (Continued)
Stock Options (Continued)

		Weighted
		Average
	Number of	Exercise
	Options	Price
Outstanding at September 30, 2005	350,000	1.00
Granted	—	—
Exercised	—	—
Expired	(50,000)	1.00
Forfeited	(150,000)	1.00

Outstanding at September 30, 2006	150,000	1.00
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—

Outstanding at September 30, 2007	150,000	$1.00

Additional information about outstanding options to purchase the Company’s common stock as of September 30, 2007 is as follows:

	Options Outstanding				Options Exercisable
Weighted
Average
		Remaining	Weighted			Weighted
		Contractural	Average	Aggregate	Number	Average	Aggregate
Exercise	Number of	Life	Exercise	Intrinsic	of	Exercise	Intrinsic
Price	Shares	(In Years)	Price	Value	Shares	Price	Value
$1.00	150,000	0.50	$1.00	$—	150,000	$1.00	$—

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 5
Equity (Continued)
Warrants
The Company granted warrants to purchase 3,000,000 shares of common stock at $2.50 per share to Codefire Acquisition Corp. on December 31, 2003. The warrants were exercisable for three years. 100,000 of these warrants were exercised and the remaining 2,900,000 warrants expired on December 31, 2006.
The Company granted warrants to purchase 400,000 shares of common stock at $5.00 per share to Fortune Lab, LLC on December 31, 2003. The warrants are exercisable for four years.
The Company granted warrants to purchase 250,000 shares of common stock at $2.50 per share to Pep Pad, LLC on June 20, 2005. The warrants are exercisable for three years.
The Company granted warrants to purchase 427,500 shares of common stock at $0.75 per share to Girard Securities at various dates during the year ended September 30, 2007. The warrants are exercisable for three years.
The Company granted warrants to purchase 5,000,000 shares of common stock at $0.20 per share to Guide Dog, LLC on September 30, 2007. The warrants are exercisable for three years.
A summary of the activity of the warrants is as follows:

		Weighted
		Average
	Number of	Exercise
	Warrants	Price
Outstanding at September 30, 2005	3,550,000	$2.78
Granted — Girard Securities	427,500	0.75
Exercised	—	—
Expired	—	—

Outstanding at September 30, 2006	3,977,500	2.56
Granted — Guide Dog, LLC	5,000,000	0.20
Exercised	—	—
Expired	(2,900,000)	2.50

Outstanding at September 30, 2007	6,077,500	$0.65

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 5
Equity (Continued)
Warrants (Continued)
Additional information about outstanding warrants as of September 30, 2007 is as follows:

Warrants Outstanding			Warrants Exercisable
		Weighted
		Average
		Remaining		Weighted
		Contractural	Number	Average	Weighted
Exercise	Number of	Life	of	Exercise	Average
Price	Shares	(In Years)	Shares	Price	Fair Value
$5.00	400,000	0.25	400,000	$5.00	$0.10
$2.50	250,000	0.72	250,000	$2.50	$1.47
$0.75	427,500	1.77	427,500	$0.75	$0.69
$0.20	5,000,000	3.00	5,000,000	$0.20	$0.13
The 400,000 warrants issued to Fortune Labs were issued in conjunction with a software purchase agreement, the 250,000 warrants issued to Pep Pad, LLC were issued in relation to their software contract, the 427,500 warrants issued to Girard Securities were issued in connection with a placement agent agreement, and the 5,000,000 shares issued to Guide Dog, LLC were related to a financial service contract. The warrants issued to Fortune Labs, Pep Pad, LLC , Girard Securities, and Guide Dog, LLC were valued at $.10 per share, $1.47 per share, $0.69 per share, and $0.13 per share, respectively. The fair value of the warrants granted is estimated as of the date of grant utilizing the board of directors’ estimate of the fair market value of the warrants in conjunction with the Black-Scholes option-pricing model with the following weighted average assumptions for all grants: expected life of options of 3-4 years, risk-free interest rate range of 2.2% to 5.26%, volatility at a range from 10% to 172%, and a 0% dividend yield. All warrants issued were intended to be exercised at a price per share not less than the fair value of the shares of our stock common stock underlying those warrants on their respective dates of grant. Because there had not been a public market for our shares prior to our offering on April 6, 2005, our board of directors determined warrants exercise prices issued prior to this date in good faith, based on the best information available to the board and our management at the time of the grant. We did not obtain contemporaneous valuations by an unrelated valuation specialist at the times we issued the warrants.
The aforementioned assumptions resulted in the Company recording expenses related to the granted warrants of $650,000 and $293,400 for the fiscal year ended September 30, 2007 and 2006, respectively.
Common Stock Grants
In the fiscal year ended September 30, 2007, we made the following issuances of common stock in connection with services performed for us during fiscal 2007:
250,000 shares to Keith Dimond (valued and expensed at $0.23 per share) for consulting services performed for the Company.
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
Common Stock Grants (Continued)
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
Note 6
Commitments and Contingencies
Legal Proceedings
As of the date of this report the Company had no outstanding legal proceedings.
Operating leases
The Company entered into a non-cancelable lease for office space October 1, 2004 expiring November 30, 2007. During the year ended September 30, 2006, the Company bought out the remaining term of the aforementioned lease and has no further liability relating to the lease. In addition, on March 16, 2005, the Company entered into a separate non-cancelable lease for new office space for a term of two years beginning May 1, 2005 and expiring April 30, 2007. On January 30, 2007 the Company extended the lease through April 30, 2009. As of September 30, 2007, future minimum lease payments due under the outstanding lease is as follows:

Year Ending
September 30,	Amount
2008	$12,965
2009	7,803

$20,768

Rent expense was $12,690 and $28,790 for the years ended September 30, 2007 and 2006, respectively.

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 6
Commitments and Contingencies (Continued)
Capital leases
In November 2004, the Company entered into a capital lease agreement for copy equipment with a cost of $7,803. Depreciation of the asset under the capital lease is included in depreciation expense and accumulated depreciation. Depreciation expense of the equipment as of September 30, 2007 and 2006 was $1,115 and $1,115, respectively. The agreement calls for monthly principal payments to be made of approximately $190 per month. The imputed interest rate is 7.0%. For the fiscal year ended September 30, 2007 and 2006, the Company has incurred $28 and $170 of interest expense related to the capital lease, respectively. As of September 30, 2007, the entire lease has been paid off and no future liabilities exist.
Other commitments and contingencies
On May 3, 2005, the Company entered into a three year royalty agreement with Phil Weber, Inc. (Weber) to perform services for the Company in connection with the promotion, marketing and advertising of a mobile interactive electronic basketball game product (with instructional-training segments incorporated therein). Under the terms of the agreement, we are obligated to compensate Weber 20% of all adjusted gross receipts from the sale of the instructional segment of the product. Weber also has a conversion option during the first two years of the agreement allowing Weber to convert all future royalties for 50,000 shares of restricted common stock and an additional 50,000 shares if a Company approved NBA player is a sponsor of the electronic basketball game. As of September 30, 2007, the development of this product has been postponed.
On June 15, 2005, the Company entered into a three year royalty agreement with Joe Johnson (Johnson), c/o SFX Basketball Group, LLC to perform services for the Company in connection with the promotion, marketing and advertising of a mobile interactive electronic basketball game product (with instructional-training segments incorporated therein). Under the terms of the agreement, we are obligated to compensate Johnson 20% of all adjusted gross receipts from the sale of the basketball product to be shared equally with (Weber). Johnson also has a conversion option during the first two years of the agreement allowing Johnson to convert all future royalties for 100,000 shares of restricted common stock. As of September 30, 2007, the development of this product has been postponed.
On August 1, 2006, the Company entered into a joint venture agreement with Powergrid Fitness, Inc. Pursuant to this agreement, the Company was to pay Powergrid Fitness, Inc. a monthly fee of $100,000 for equipment manufacturing, engineering management, marketing and sales management services. The agreement is for a term of ten (10) years subject to certain termination provisions. On April 26, 2007, the Company amended their joint venture agreement with Powergrid Fitness, Inc. Under the terms of the amended agreement, the Company was to contract Powergrid Fitness, Inc. to provide consulting services for an irrevocable advance against its future joint venture revenue of $500,000 in the first year of the agreement (August 1, 2006 to July 31, 2007) and $65,000 per month thereafter for the remaining term of the agreement. On April 27, 2007, the Company further amended the agreement with Powergrid Fitness, Inc. Under the terms of this amended agreement, the Company shall contract Powergrid Fitness, Inc. to provide consulting services for an irrevocable advance against its future joint venture revenue of $315,000 in the first year of the agreement (August 1, 2006 to July 31, 2007) and $65,000 per month thereafter for the remaining term of the agreement.

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 7
Income Taxes
As of September 30, 2007 and September 30, 2006 deferred tax assets consist of the following calculated at an effective tax rate of 39 percent:

	September 30,	September 30,
	2007	2006
Benefit of Net Operating Loss	$2,357,000	$1,978,000
Less: Valuation Allowance	(2,357,000)	(1,978,000)

	$—	$—

As of September 30, 2007 and September 30, 2006, the Company established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of operating losses in future periods. The change in the valuation allowance between September 30, 2006 and September 30, 2007 is approximately equal to the net loss the Company sustained in the fiscal year ended September 30, 2007, excluding charges related to the granting of stock warrants, times an effective combined federal and state tax rate of 39 percent. The expected benefit of $2,357,000 and $1,978,000 has not been recorded as a deferred tax asset on the Company’s balance sheets due to the deferred tax asset being fully reserved for on September 30, 2007 and September 30, 2006, respectively.
As of September 30, 2007, the Company had federal and state net operating loss (“NOL’s”) carryforwards in the amount of approximately $6,043,000 that will expire as follows:

	Net Operating Loss
	Carryforward	Federal	State

Expires 2008	$335,000	2023	2008
Expires 2009	2,955,000	2024	2009
Expires 2010	859,000	2025	2010
Expires 2011	922,000	2026	2011
Expires 2012	972,000	2027	2012

	$6,043,000

A reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 39% for the years ended September 30, 2007 and 2006 is as follows:

	September 30, 2007	September 30, 2006
Income tax benefit at federal statutory rate	$(754,393)	$(334,473)
State income tax benefit, net of effect on federal taxes	(86,216)	(38,225)
Permanent differences and other (federal)	(55,602)	117,708
Permanent differences and other (state)	(6,355)	13,452
Increase in valuation allowance	902,566	241,538

Income tax expense (benefit)	$—	$—

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 8
Investments – Joint Venture
On March 24, 2004, Teknik Digital Arts, Inc. entered into a Joint Venture and Limited Liability Company Agreement with Playentertainment, L.L.P. Teknik Digital Arts, Inc. owns 50% of the joint venture and was obligated to contribute $37,500 as an initial capital contribution. Under the terms of the joint venture, the Company will be allocated 50% of the net profits/losses attributable to video games published pursuant to the Next Action Star License and 60% of the net profits/losses to video games published pursuant to any other titles developed through the joint venture. The agreement entitled Playentertainment, L.L.P. the right to convert its Membership Interest into 200,000 shares of restricted common stock during the first two years of the joint venture. The conversion feature expired as of September 30, 2006.
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
Note 9
401(K) Profit Sharing Plan
On December 20, 2004, the Board of Directors adopted a 401(k) profit sharing plan for the Company, to be effective beginning January 1, 2005. Any person employed as of January 1, 2005, is eligible to participate in the plan as of that date. New employees are eligible to participate in the plan after completing one year of service for the Company, provided the employee is 21 years old. Contributions to the plan are at the discretion of the Board of Directors. The Company has not made any contributions to the plan during the years ended September 30, 2007 and 2006. Subsequent to the year ended September 30, 2006, the Company amended its 401(k) profit sharing plan to include a non-elective contribution equal to 3% of each eligible participant’s compensation. There has been no further modifications to the plan as of September 30, 2007.
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
Note 10
Going Concern (Continued)
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

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
     In connection with the audit of the fiscal year ended September 30, 2007 there were no disagreements with Semple, Marchal and Cooper, LLP on any matter of accounting principles or practices, financial statement disclosure or on auditing scope or procedure, which disagreement, if not resolved to Semple, Marchal and Cooper, LLP’s satisfaction, would have caused Semple, Marchal and Cooper, LLP to make reference to the subject matter of the disagreement in connection with its reports.
     The audit report of Semple, Marchal and Cooper, LLP on our consolidated financial statements as of and for the year ended September 30, 2007 did not contain an adverse opinion or disclaimer of opinion, nor were the reports qualified or modified as to audit scope or accounting principles except as to going concern as disclosed in the audit opinion.
Item 8A. CONTROLS AND PROCEDURES
     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive and Principal Accounting Officer, of the effectiveness of the Company’s disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon that evaluation, the Chief Executive and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal year covered by this report. No change in the internal control over financial reporting occurred during the last year that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.
Item 8B. OTHER INFORMATION
     None.
Part III

Item 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
     Set forth below is information concerning our current directors, executive officers and other key employees.

Name	Age	Position
John R. Ward	51	Chairman, Chief Executive Officer
Benjamin Robins	53	Director
Kristine E. Ward	57	Secretary and Treasurer
     John R Ward. Mr. Ward has been our Chairman and Chief Executive Officer since inception. From inception to August 2004, he served as President. He currently also serves as Chairman of Codefire Acquisition Corp., which owns 28% of the Company’s outstanding common stock. From 1992 to 1999, Mr. Ward served as Managing Director of Swiss Capital Management, where his responsibilities included identifying and analyzing investment opportunities for this private investment–banking firm.
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
     Based solely on its review of such forms received by us, or written representations from certain reporting persons, we believe that all Section 16(a) filing requirements applicable to our officers, directors and 10% shareholders were complied with during the fiscal year ended September 30, 2007.
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
     As of September 30, 2007, the board of directors has not established an audit committee.
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

Executive Compensation
     The table below sets forth the cash and non-cash compensation earned by our President, Chief Executive Officer, Chief Financial Officer and employees whose earnings during, the fiscal year ended September 30, 2005, the fiscal year ended September 30, 2006, and the fiscal year ended September 30, 2007 exceeded $100,000.
Summary Compensation Table

						Non-Equity	Nonqualified
			Bonus	Stock	Option	Incentive Plan	Deferred	All Other
Name and		Salary	($)	Awards	Awards	Compensation	Compensation	Compensation	Total
Principal Position	Year	($)(1)	(1)(2)	($)(3)	($)(4)	($)(5)	Earnings ($)(6)	($)(7)	($)
John Ward	2007	$36,000	$0	0	0	$0	$0	$0.	$36,000
Chief Executive Officer
	2006	$0	$0	0	0	$0	$0	$0.	$0
	2005	$20,667	$0	0	0	$0	$0	$0.	$20,667

John Ward	2007	$36,000	$0	0	0	$0	$0	$0.	$36,000
Chief Financial Officer
	2006	$0	$0	0	0	$0	$0	$0.	$0
	2005	$20,667	$0	0	0	$0	$0	$0.	$20,667

Keith Dimond	2007	$0	$0	0	0	$0	$0	$0.	$0
	2006	$13,219	$0	0	234,000	$0	$0	$0	$247,219
	2005	$3,581	$0	0	0	$0	$0	$0.	$3,581

Corey Comstock	2007	$0	$0	0	0	$0	$0	$0.	$0
	2006	$20,833	$0	0	0	$0	$0	$0.	$0
	2005	$100,000	$0	0	0	$0	$0	$0.	$100,000

(1)	The disclosure in this table (and in subsequent tables in this report) for Corey Comstock has been provided for informational purposes only and in light of his prior status as a significant employee of the Company.

(2)	Mr. Ward accepted no salary from the Company for the fiscal year ended September 30, 2006.

(3)	Mr. Dimond is currently compensated at a rate of $75.00 per hour. In March 2005, Mr. Dimond was issued 150,000 options for assuming responsibilities as Chief Financial Officer effective June 2005. Mr. Dimond resigned as CFO in April 2006 but continues to act as a consultant to the Company on an ongoing contractual basis. The amount of salary listed in the table above reflects total wages earned since becoming CFO in June 2005 up until his resignation as CFO in April 2006.

(4)	Under the terms of his employment agreement with the Company, Mr. Comstock was entitled to an annual salary of $100,000. On July 1, 2003, Mr. Comstock was issued 250,000 shares of common stock (valued at the par value of $0.001 per share). In addition, under his employment agreement, Mr. Comstock was issued a total of 150,000 stock options, 50,000 options vested December 31, 2003, another 50,000 options vested December 31, 2004 and the remaining 50,000 options vested December 31, 2005. Additionally, in April 2004, our board of directors granted Mr. Comstock a bonus of 250,000 shares of common stock (valued at $0.50 per share) for assuming the responsibilities of President in April 2004. Mr. Comstock resigned during the year ended September 30, 2006, forfeiting 500,000 shares of common stock and 150,000 options. The Company has no further financial liability due to the former employee.

Option Grants In Last Fiscal Year
(Individual Grants)
     The following table sets forth for each former executive officer, information concerning individual grants of stock options during fiscal years 2007, 2006 and 2005 fiscal years. Most options were granted at an exercise price equal to the fair market value of our common stock at the date of the grant. In determining the fair market value of our common stock, the board of directors considered various factors, including our financial condition and business prospects, operating results, the absence of a market for the common stock and risks normally associated with investments in companies engaged in similar businesses.

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
Option Exercise
     There were no option exercises by Dimond during the fiscal year ended September 30, 2007.
Aggregate Option Exercises In Last Fiscal Year And Year End Option Values

Number of Securities
			Underlying	Value of Unexercised
	Shares		Unexercised	In-The-Money Options
	Acquired		Options at	at
	on	Value	September 30, 2007 (#)	September 30, 2007 ($)
	Exercise	Realized	Exercisable/	Exercisable/
Name	(#)	($)	Unexercisable	Unexercisable

Keith Dimond	0	$0	150,000/0	$0
Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth, as of September 30, 2007, certain information with respect to beneficial share ownership by each of our executive officers and directors, by all executive officers and directors as a group and by all persons known to management to own more than 5% of our outstanding common stock. Except as otherwise indicated, the shareholders listed have sole investment and voting power with respect to their shares. The amounts and percentages are based on 14,645,588 shares of common stock outstanding as of October 29, 2007.

	Number of
	Common Shares	Percent of
Name of Beneficial Owner	Beneficially Owned	Outstanding shares
John R. Ward	2,816,000	19.2%
Benjamin Robins	100,000	0.7%
CodeFire Acquisition Corp.	6,001,300 (1)	41.0%
All officers and directors as a group (2 persons)	8,917,300	60.9%

(1)	Mr. Ward is the president of CodeFire Acquisition Corp.
     Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     John R. Ward, our President, Chief Executive Officer and Chief Financial Officer, is also the president of CodeFire Acquisition Corp., or CAC, and holds approximately 28% of the issued and outstanding shares of CAC’s common stock. CAC beneficially holds approximately 41.0% of the issued and outstanding shares of our common stock.
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
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     The following table sets forth fees billed to us by our auditors during the fiscal years ended September 30, 2007 and September 30, 2006 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered. All other fees incurred during the fiscal year ended September 30, 2006 related to the Company’s registration statement filing.

		September 30, 2007	September 30, 2006
(i)	Audit Fees	$82,659	$46,469
(ii)	Audit Related Fees	$0	$0
(iii)	Tax Fees	$0	$0
(iv)	All Other Fees	$0	$0
     Audit Committee Pre-Approval Policies and Procedures
     All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence. The Audit Committee pre-approves the annual engagement of the principal independent registered public accounting firm, including the performance of the annual audit and quarterly reviews for the subsequent fiscal year, and pre-approves specific engagements for tax services performed by such firm. The Audit Committee has also established pre-approval policies and procedures for certain enumerated audit and audit related services performed pursuant to the annual engagement agreement, including such firm’s attendance at and participation at Board and committee meetings; services associated with SEC registration statements approved by the Board of Directors; review of periodic reports and other documents filed with the SEC or other documents issued in connection with securities offerings, such as comfort letters and consents; assistance in responding to any SEC comments letters; and consultations with such firm as to the accounting or disclosure treatment of transactions or events and the actual or potential impact of final or proposed rules, standards or interpretations by the SEC, Public Company Accounting Oversight Board (PCAOB), Financial Accounting Standards Board (FASB), or other regulatory or standard-setting bodies. The Audit Committee is informed of each service performed pursuant to its pre-approval policies and procedures. The Audit Committee has considered the role of Semple, Marchal and Cooper in providing services to us for the fiscal year ended September 30, 2007 and has concluded that such services are compatible with such firm’s independence.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEKNIK DIGITAL ARTS, INC.
/s/ John R. Ward
John R. Ward, Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: December 31, 2007
     In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

EXHIBIT INDEX

Exhibit
No.	Title

3.1	Articles of incorporation	*

3.2	By-laws	*

10.1	2004 Stock Option Plan, effective December 31, 2003	*

10.2	Convertible Note Purchase Agreement	**

10.3	Convertible Promissory Note	**

10.4	Artigue Marketing Consulting Agreement	**

10.5	Corbin Exercise and Wellness Consulting Agreement	**

10.6	Phelps Medical and Wellness Consulting Agreement	**

10.7	Alare Capital Partners Consulting Agreement	**

10.8	Teknik-Powergrid Joint Venture Agreement	**

10.9	Teknik-Powergrid Joint Venture License Agreement	**

24	Powers of Attorney	+

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934	+

31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934	+

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+

*	Included in the original filing of our Form SB-2 on August 10, 2004, SEC File Number 333-118101.

**	Included in the filing of our Form10KSB on December 28, 2006, SEC File Number 000-51253

+	Filed herewith.