Form 10QSB
period 2007-12-31
Teknik Digital Arts Inc.
filed 2008-02-14
CIK 1299648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
Form 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition from _________ to _________
commission file number _________
TEKNIK DIGITAL ARTS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	68- 0539517

State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization
P.O. Box 2800-314, Carefree, Arizona 85377

(Address of principal executive offices)
(480) 443-1488

(Issuer’s telephone number)
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     On February 7, 2008, the registrant had outstanding 14,895,588 shares of Common Stock, par value $0.001 per share.
     Transitional Small Business Disclosure Format: Yes ☐ No ☑

Teknik Digital Arts, Inc. and Subsidiaries
Form 10-QSB
For the Quarter Ended December 31, 2007

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
Part I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	December 31,	September 30,
	2007	2007
Current Assets:
Cash and cash equivalents	$19,150	$21,162
Accounts receivable	152	140
Deposit	84,777	84,777
Prepaid expenses	73,553	22,965

Total Current Assets	177,632	129,044

Property and equipment, net	168,210	173,440

Other Assets:
Licenses	100	100
Security deposit	1,000	1,000

Total Other Assets	1,100	1,100

Total Assets	$346,942	$303,584

Current Liabilities:
Note payable — related party	$21,479	$45,917
Notes payable	1,687,104	1,268,017
Accounts payable	246,227	333,728
Due to related party	65,000	—
Accrued payroll	—	3,368
Accrued interest	49,947	40,194

Total Current Liabilities	2,069,757	1,691,224

Total Liabilities	2,069,757	1,691,224
Minority interest in joint ventures	37,600	37,600

Total Liabilities and Minority Interest	2,107,357	1,728,824

Stockholders’ Equity (Deficit):
Common stock — $.001 par value; 50,000,000 shares authorized, 15,489,704 and 15,239,704 shares issued; 14,895,588 and 14,645,588 shares outstanding at December 31, 2007 and September 30, 2007, respectively	15,490	15,240
Additional paid-in capital	7,845,525	7,740,304
Accumulated deficit	(9,568,890)	(9,128,244)
Less: Treasury stock at cost, 594,116 shares	(52,540)	(52,540)

Total Stockholders’ Deficit	(1,760,415)	(1,425,240)

Total Liabilities and Stockholders’ (Deficit)	$346,942	$303,584

See accompanying notes to condensed consolidated financial statements

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three	Three
	Months Ended	Months Ended
	December 31,	December 31,
	2007	2006
Sales	$14	$5

Cost of Sales	2	1

Gross Profit	12	4

General and Administrative Expenses	428,480	436,843
Research and Development Costs	—	254

Loss from Operations	(428,468)	(437,093)

Other Income (Expense):
Interest Expense	(12,178)	(23,229)

	(12,178)	(23,229)

Net Loss	$(440,646)	$(460,322)

Basic and diluted loss per share	$(0.03)	$(0.05)

Basic and Diluted Weighted Average Common Shares Outstanding	14,672,762	9,449,807

See accompanying notes to condensed consolidated financial statements

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2007

						Total
			Additional	Treasury		Stockholders’
	Common Stock		Paid-in	Stock	Accumulated	Equity
	Shares	Amount	Capital	at Cost	Deficit	(Deficit)

Balance at September 30, 2007	15,239,704	$15,240	$7,740,304	$(52,540)	$(9,128,244)	(1,425,240)

Stock issued for services (unaudited)	250,000	250	44,750	—	—	45,000

Warrants granted for compensation (unaudited)	—	—	52,000	—	—	52,000

Adjust fair market value of stock compensation issued for services (unaudited)	—	—	8,471	—	—	8,471

Net loss for the three months ended December 31, 2007 (unaudited)	—	—	—	—	(440,646)	(440,646)

Balance at December 31, 2007 (unaudited)	15,489,704	$15,490	$7,845,525	$(52,540)	$(9,568,890)	$(1,760,415)

See accompanying notes to condensed consolidated financial statements

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three	Three
	Months Ended	Months Ended
	December 31,	December 31,
	2007	2006
Increase/(Decrease) in Cash and Cash Equivalents:
Cash flows from operating activities:
Net Loss	$(440,646)	$(460,322)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation	10,230	433
Market value adjustment of compensation	8,471
Common stock issued and warrants granted for compensation of consultants	97,000	—
Changes in Assets and Liabilities:
Accounts receivable	(12)	(4)
Prepaid expenses	(50,588)	73,979
Accounts payable	(87,501)	(16,652)
Due to related party	65,000	275,000
Accrued payroll	(3,368)
Accrued interest	9,753	23,230

Net cash used by operating activities	(391,661)	(104,336)

Cash flows from investing activities:
Purchase of fixed assets	(5,000)	—

Net cash used by investing activities	(5,000)	—

Cash flows from financing activities:
Proceeds from note payable — related party	—	66,100
Proceeds from notes payable	422,000	—
Payments on capital lease	—	(380)
Payments on note payable — related party	(24,438)	—
Payments on notes payable	(2,913)	—

Net cash provided by financing activities	394,649	65,720

Net change in cash and cash equivalents	(2,012)	(38,616)

Cash and cash equivalents at beginning of period	21,162	42,387

Cash and cash equivalents at end of period	$19,150	$3,771

See accompanying notes to condensed consolidated financial statements

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Three	Three
	Months Ended	Months Ended
	December 31,	December 31,
	2007	2006
Supplemental Information:
Interest paid	$24,644	$—
Income taxes paid	$—	$—

Non-cash Investing and Financing Activities
Cancellation of consulting agreement	$—	$51,765
Common stock and warrants issued for compensation and consulting	$97,000	$—
See accompanying notes to condensed consolidated financial statements

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates

Presentation of Interim Information:
The condensed consolidated financial statements included herein have been prepared by Teknik Digital Arts, Inc. (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our Form 10-KSB filed for the year ended September 30, 2007, as filed with the SEC under the Securities Exchange Act of 1934, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at December 31, 2007, and the results of our operations and cash flows for the periods presented. The September 30, 2007 consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Interim results are subject to variations and the results of operations for the three months ended December 31, 2007 are not necessarily indicative of the results to be expected for the full year.
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
Liquidity
The Company has generated an accumulated net loss of ($9,568,890) (unaudited) from the date of inception January 29, 2003 through December 31, 2007. Our primary sources of liquidity have been proceeds from the sale of equity securities as well as proceeds from a related party note, the majority of which has been converted to equity securities during the year ended September 30, 2007.
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

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)

Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“ FASB”) issued (SFAS) No.160, “Noncontrolling Interests in Consolidated Financial Statements” — including an amendment of ARB No. 51. SFAS 160 intends to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements and is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting this standard, however, we do not believe that the adoption of SFAS No. 160 will have a material effect on our results of operations or financial position.
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
Diluted loss per share is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options and warrants that are freely exercisable into common stock at less than the prevailing market price. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. As of December 31, 2007, options to purchase 150,000 shares and warrants to purchase 6,077,500 shares of common stock were not included in the determination of diluted loss per share as their effect was anti-dilutive.

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)

Stock-Based Compensation
Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards Board No. 123(R), “Share—Based Payment,” using the modified prospective-transition method. Under this transition method, compensation expense recognized includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated and (b) compensation expense for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model and amortized to expense over the options’ vesting period. All options granted by the Company were fully vested as of December 31, 2005.
As of December 31, 2007, the Company had 150,000 options outstanding and exercisable. The options had no intrinsic value as of December 31, 2007, as the exercise price of all outstanding and exercisable options is greater than the trading price of the Company’s common stock at December 31, 2007. All options were 100% vested as of March 31, 2005, and therefore will result in no future compensation expense to the Company. The options have a weighted average remaining life of 0.25 years and a weighted average exercise price of $1.00.
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

Note 2
Related Party Transactions

The Company had an uncollateralized line of credit of $1,000,000 with a related party as of September 30, 2005, with the principal and interest due March 1, 2006. On March 1, 2006, the line of credit was terminated and the outstanding balance was converted to a term note, which bears interest at the rate of 7% per annum with all outstanding principal and interest due on March 1, 2007. On February 5, 2007, the Company issued 5,000,000 shares of common stock as payment towards $900,000 of the related party note. The due date of the remaining outstanding principal and interest balance on the note was extended to March 1, 2008 and continues accruing interest at 7% per annum. As of December 31, 2007 and September 30, 2007, the Company’s balance on the related party note payable was $21,479 and $45,917, respectively.
As of December 31, 2007 and September 30, 2007, there was interest accrued on the note of $104 and $223, respectively.
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

Note 2
Related Party Transactions (Continued)

Related Party Transactions (continued)
remaining term of the agreement. During the three months ended December 31, 2007 and 2006, the Company incurred $195,000 and $300,000, of management fees, respectively. Amounts due to Powergrid Fitness, Inc. at December 31, 2007 and September 30, 2007 totaled $65,000 and $0, respectively.

Note 3
Notes Payable

During the year ended September 30, 2006, the Company entered into an agreement to issue convertible debt. Under the terms of the agreement, the Company intends to offer a maximum of $1,500,000 of debt during the period commencing May 5, 2006 to January 15, 2007. The notes will accrue interest at a rate of 8% per annum with principal and interest due on June 1, 2008. The note holder may convert the note and accrued interest at any time prior to June 1, 2008, into shares of the Company’s common stock at a purchase price per share of $.75, subject to any subsequent issuances of convertible debt at a more favorable conversion rate. The conversion price of $0.75 was less than the fair value of the Company’s common stock at the time of issuance. This resulted in the Company recording a beneficial conversion feature in the amount of $35,333. As the convertible debt can be converted anytime after debt issuance, the Company recorded a charge to interest expense of $35,333 at the time of issuance. In addition, the placement agent was issued 250,000 common stock warrants upon commencement of the agreement to purchase the Company’s common stock at a price of $.75 per share. The Company will issue additional warrants to the placement agent to purchase .5 shares of common stock at $.75 per share for each $1.00 of debt sold up to an additional 250,000 shares of common stock. As of December 31, 2007, the placement agent has raised $355,000 entitling them to an additional 177,500 shares of common stock warrants. The fair value of warrant grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for the aforementioned grants: expected life of warrants of 3 years, risk-free interest rates between 4.83% and 5.26%, volatility between 135% and 138%, and a 0% dividend yield. This resulted in the warrants having been valued at $293,400. As of December 31, 2007 and September 30, 2007, the Company’s balance on the note payable was $355,000 and there was interest accrued on the note of $41,238 and $223, respectively.
On April 17, 2007 the Company entered into a new revolving line of credit agreement with Silicon Valley Bank that will allow the Company to borrow up to $2,000,000. Under the terms of the agreement, the Company is required to file a registration statement within 120 days of the effective date of the agreement. Interest will accrue on the principal amount outstanding under the revolving line at a floating per annum rate equal to the sum of two percent (2.00%) plus the prime rate in effect from time to time, until the Company has filed the registration statement and the registration statement is effective. Thereafter, the Company will pay interest at a rate of one percent (1.00%) plus the prime rate in effect from time to time, with interest due monthly. In addition, the Company is required to pay a fee equal to three-eighths of one percent (0.375%) per annum of the average unused portion of the revolving line, as determined by the lender. The fee is payable quarterly, in arrears, on a calendar year basis. As of December 31, 2007 and September 30, 2007, the Company’s balance on the note payable was $1,247,913 and $825,913, respectively, and there was interest accrued on the note of $8,605 and $5,991, respectively.
On August 20, 2007, the Company entered into a financing agreement to purchase a vehicle. Under the terms of the agreement the Company borrowed $87,104 on a five year note, with payments due monthly beginning October 13, 2007 and accruing interest at a rate of 10.50% per annum. As of December 31, 2007 and September 30, 2007, the Company’s balance on the note payable was $84,191 and $87,104, respectively, and accrued interest on the note was $0 and $0, respectively.

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4
Equity

On April 27, 2007, the Company entered into an equity line of credit agreement with an investor, whereas, the investor shall invest up to ten million dollars ($10,000,000) to purchase the Company’s common stock over 36 months after a registration statement of the stock has been declared effective. The Company shall, within twenty-one (21) days of the date of this agreement, file a registration statement and the Company shall use all reasonable efforts to have the registration statement declared effective by the SEC within ninety (90) calendar days after the execution date of this equity line of credit agreement. The Company is entitled to deliver a “put” notice to the investor, which states the dollar amount (the “put amount”), which the Company intends to sell to the investor on a closing date (the “put”). The amount the Company shall be entitled to request on each “put” shall be equal to either $250,000 or 200% of the average daily volume multiplied by the average of the three daily closing prices immediately preceding the request date. As of December 31, 2007, the Company has not issued any common stock pursuant to this agreement.

Note 5
Going Concern

As discussed in the Company’s Form 10-KSB for the fiscal year ended September 30, 2007, the Company has incurred operating losses and negative cash flows from its operations to date. Realization of a major portion of the assets is dependent upon the Company’s ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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
In August 2006, we formed a joint venture with Powergrid Fitness to develop the Power Gaming League and distribute the exclusively-licensed Exerstation™ physically interactive video game controller. The Exerstation™ was awarded the 2006 Consumer Electronics Show Electronic Gaming innovation of the year. The controller is isometric based, works with all games on personal computers, XBox, Sony Playstation 2, and Ninetendo’s GameCube. According to clinical medical trials, the video game player can burn up to 250 calories per hour and build muscle fitness utilizing the controller. The Power Gaming League and Exerstation™ distribution is scheduled to launch in the first quarter of 2008.
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

Since our inception, our aggregate loss from operations is ($9,568,890) as of December 31, 2007. This loss has been primarily related to research, development and general and administrative costs. As of December 31, 2007, we had two full time employees, including one in sales and marketing and one in finance and administration. We intend to hire additional employees as needed. We also retain independent contractors to provide various services, primarily in connection with our software development and sales activities. We are not subject to any collective bargaining agreements and we believe that our relationship with our employees is good.
Summary Plan of Operations
As of the date of this report, we require approximately $95,000 to $105,000 per month to fund our recurring operations. This amount may increase as we expand our development efforts to include additional product offerings. Our cash needs are primarily attributable to funding the Teknik-Powergrid JV, LLC, insurance costs, payroll related expenses, as well as professional fees associated with being a public company. As of the date of this report, we have funded our working capital requirements from past borrowings under our revolving line of credit, which has been converted to a term note as of March 1, 2006, and subsequently converted to equity securities. We recently obtained a $2,000,000 line of credit and have a commitment for a $10,000,000 equity line of credit agreement with an investor. We believe that this will be sufficient for us to fund our recurring operations. We currently anticipate that if our capital requirements increase and we are, therefore, required to raise additional capital, we will raise such additional funds through the sale of equity or debt securities and from the exercise of outstanding warrants. The amount of funds raised, if any, will determine what additional projects we will be able to undertake. No assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on terms acceptable to us. In addition, no assurance can be given that our outstanding warrants will be exercised, if ever, at a time when we may need such funds for our operations.
Over the next 12 months, we intend to continue to devote our research and development resources to the development of our physically interactive gaming project.
Revenue
During the three months ended December 31, 2007, the Company generated a small amount of revenue related to our mobile phone game applications. Our business model contemplates that we will derive revenue from one-time fees charged in connection with the initial sale of our products and monthly subscriptions. We anticipate generating minimal revenue from the sale of applications for mobile phones, personal computers and console game systems and the majority, if not all of our revenues, will be generated from our physically interactive gaming products.
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
We have incurred significant expenses from inception through December 31, 2007, which are primarily attributable to charges incurred during our development stage. Since our inception, we have incurred a net loss of $9,568,890. Approximately $6,006,000 of expenses have been attributable to non-cash charges taken since inception related to stock issuances for compensation, consulting and stock and warrants issued in relation to software development costs, financing, as well as a legal settlement.
Comparisons of the three months ended December 31, 2007 and 2006
Our general and administrative expenses decreased approximately 1.9% from $436,843 for the three months ended December 31, 2006 to $428,480 for the three months ended December 31, 2007. The decrease is primarily attributable less management fees paid to Powergrid Fitness, Inc. during the three months ended December 31, 2007. The decrease is slightly offset by an increase in salary and administrative costs as well as non-cash expenses incurred in connection with stock and warrants issued for compensation during the three months ended December 31, 2007. Research and development costs decreased 100% from $254 for the three months ended December 31, 2006 to $0 for the three months ended December 31, 2007. This decrease is attributable to the discontinuation of our mobile applications software development.
Liquidity and capital resources
Our primary sources of liquidity are proceeds from past borrowings under our revolving line of credit and, to a lesser extent, proceeds from the sale of equity securities. On March 1, 2006, our line of credit was terminated and the outstanding balance on the line of credit was converted to a term note, which bears interest at the rate of 7% per annum with principal and interest due on March 1, 2007. On February 5, 2007, the Company issued 5,000,000 shares of common stock in satisfaction of $900,000 of the note and extended the due date of the remaining balance on the note payable to March 1, 2008. The note is held by a related party, CodeFire Acquisition Corp., or CAC, which holds 41.0% of our issued and outstanding common stock. As of December 31, 2007 and September 30, 2007, we had an outstanding balance on the note of $21,479 and $45,917 respectively.
As of September 30, 2007 and September 30, 2006, there was interest accrued on the note of $104 and $223, respectively.
On April 17, 2007 the Company entered into a new revolving line of credit agreement with Silicon Valley Bank that will allow the Company to borrow up to $2,000,000. Under the terms of the agreement, the Company is required to file a registration statement within 120 days of the effective date of the agreement. The Company filed the original registration statement on June 20, 2007. As of the date of this report, the registration is not effective. Interest will accrue on the principal amount outstanding under the revolving line at a floating per annum rate equal to the sum of two percent (2.00%) plus the prime rate in effect from time to time, until the Company has filed the registration statement and the registration statement is effective. Thereafter, the Company will pay interest at a rate of one percent (1.00%) plus the prime rate in effect from time to time, with interest due monthly. In addition, the Company is required to pay a fee equal to three-eighths of one percent (0.375%) per annum of the average unused portion of the revolving line, as determined by the lender. The fee is payable quarterly, in arrears, on a calendar year basis. As of September 30, 2007 the Company’s balance on the note payable was $1,247,913 and there was interest accrued on the note of $8,605.
As of September 30, 2007 and September 30, 2006, we had cash and cash equivalents amounting to $19,150 and $21,162, respectively, and prepaid expenses of $73,553 and $22,965, respectively. Our liquidity needs are primarily to fund working capital requirements, including general and administration and developmental expenses. The largest use of our funds are funding the Teknik-Powergrid JV, LLC, professional fees and general and administrative expenses including salaries and related expenses.

As of December 31, 2007, we had total current liabilities of $2,069,757 and had total current assets of $177,632, with our current liabilities exceeding our current assets by $1,892,125. As of September 30, 2007, we had total current liabilities of $1,691,224 and had total current assets of $129,044, with our current liabilities exceeding our current assets by $1,562,180.
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

Dated: February 13, 2008	TEKNIK DIGITAL ARTS, INC.
	By	/s/ John R. Ward
John R. Ward
President, Chief Executive Officer, and Chief Financial Officer