Form 10QSB
period 2008-03-31
Teknik Digital Arts Inc.
filed 2008-05-15
CIK 1299648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
Form 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
(480) 443-1488

(Issuer’s telephone number)
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     On May 1, 2008, the registrant had outstanding 14,895,588 shares of Common Stock, par value $0.001 per share.
     Transitional Small Business Disclosure Format: Yes ☐ No ☑

Teknik Digital Arts, Inc. and Subsidiaries
Form 10-QSB
For the Quarter Ended March 31, 2008

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
Part I -— FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	September 30,
	2008	2007
Current Assets:
Cash and cash equivalents	$252,292	$21,162
Accounts receivable	299,159	140
Deposit	—	84,777
Prepaid expenses	47,111	22,965

Total Current Assets	598,562	129,044

Property and equipment, net	158,874	173,440

Other Assets:
Licenses	100	100
Security deposit	1,000	1,000

Total Other Assets	1,100	1,100

Total Assets	$758,536	$303,584

Current Liabilities:
Note payable — related party	$—	$45,917
Notes payable	2,095,144	1,268,017
Accounts payable	265,129	333,728
Due to related party	—	—
Accrued payroll	—	3,368
Accrued interest	57,799	40,194

Total Current Liabilities	2,418,072	1,691,224
Long-Term Liabilities:
Notes payable — net of current portion	65,651	—

Total Liabilities	2,483,723	1,691,224
Minority interest in joint ventures	37,500	37,600

Total Liabilities and Minority Interest	2,521,223	1,728,824

Stockholders’ Equity (Deficit):
Common stock — $.001 par value; 50,000,000 shares authorized, 15,489,704 and 15,239,704 shares issued; 14,895,588 and 14,645,588 shares outstanding at March 31, 2008 and September 30, 2007, respectively	15,490	15,240
Additional paid-in capital	7,824,230	7,740,304
Accumulated deficit	(9,549,867)	(9,128,244)
Less: Treasury stock at cost, 594,116 shares	(52,540)	(52,540)

Total Stockholders’ Deficit	(1,762,687)	(1,425,240)

Total Liabilities and Stockholders’ Equity	$758,536	$303,584

See accompanying notes to condensed consolidated financial statements

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three	Three	Six	Six
	Months Ended	Months Ended	Months Ended	Months Ended
	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007

Sales	$299,009	$18	$299,023	$23

Cost of Sales	111,770	3	111,772	4

Gross Profit	187,239	15	187,251	19

General and Administrative Expenses	130,775	883,047	559,255	1,319,890
Research and Development Costs	—	—	—	254

Income / (Loss) from Operations	56,464	(883,032)	(372,004)	(1,320,125)

Other Income (Expense):
Interest Expense	(37,541)	(29,303)	(49,719)	(52,532)
Miscellaneous Income	100	—	100	—

	(37,441)	(29,303)	(49,619)	(52,532)

Net Income / (Loss)	$19,023	$(912,335)	$(421,623)	$(1,372,657)

Net Income / (Loss) per common share:
Basic	$0.00	$(0.07)	$(0.03)	$(0.13)

Diluted	$0.00	$(0.07)	$(0.03)	$(0.13)

Shares used in computing net income / (Loss) per common share:
Basic	14,895,588	12,340,032	14,783,566	10,879,039
Diluted	14,895,588	12,340,032	14,783,566	10,879,039
See accompanying notes to condensed consolidated financial statements

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)
FOR THE SIX MONTHS ENDED MARCH 31, 2008

						Total
			Additional	Treasury		Stockholders’
	Common Stock		Paid-in	Stock	Accumulated	Equity
	Shares	Amount	Capital	at Cost	Deficit	(Deficit)
Balance at September 30, 2007	15,239,704	$15,240	$7,740,304	$(52,540)	$(9,128,244)	(1,425,240)
Stock issued for services (unaudited)	250,000	250	44,750	—	—	45,000
Warrants granted for compensation (unaudited)	—	—	52,000	—	—	52,000
Adjust fair market value of stock compensation issued for services (unaudited)	—	—	(12,824)	—	—	(12,824)
Net loss for the six months ended March 31, 2008 (unaudited)	—	—	—	—	(421,623)	(421,623)

Balance at March 31, 2008 (unaudited)	15,489,704	$15,490	$7,824,230	$(52,540)	$(9,549,867)	$(1,762,687)

See accompanying notes to condensed consolidated financial statements

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six	Six
	Months Ended	Months Ended
	March 31,	March 31,
	2008	2007
Increase/(Decrease) in Cash and Cash Equivalents:
Cash flows from operating activities:
Net Loss	$(421,623)	$(1,372,657)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation	20,636	867
Common stock issued in excess of conversion of related party note payable	—	850,000
Market value adjustment of compensation	(12,824)	(178,823)
Purchase of joint venture equity interest	(100)	—
Common stock issued and warrants granted for compensation of consultants	97,000	—
Changes in Assets and Liabilities:
Accounts receivable	(299,019)	(19)
Prepaid expenses	(24,146)	242,504
Deposit	84,777	(7,500)
Accounts payable	(68,599)	22,207
Accrued payroll	(3,368)	—
Accrued interest	17,605	37,413

Net cash used by operating activities	(609,661)	(406,008)

Cash flows from investing activities:
Purchase of fixed assets	(6,070)	—

Net cash used in investing activities	(6,070)	—

Cash flows from financing activities:
Proceeds from note payable — related party	—	89,245
Proceeds from notes payable	899,500	—
Payments related to capital lease	—	(380)
Payments on note payable — related party	(45,917)	—
Payments on notes payable	(6,722)	—
Due to related party	—	275,000

Net cash provided by financing activities	846,861	363,865

Net change in cash and cash equivalents	231,130	(42,143)
Cash and cash equivalents at beginning of period	21,162	42,387

Cash and cash equivalents at end of period	$252,292	$244

See accompanying notes to condensed consolidated financial statements

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Six	Six
	Months Ended	Months Ended
	March 31,	March 31,
	2008	2007
Supplemental Information:
Interest paid	$53,799	$—
Income taxes paid	$—	$—

Non-cash Investing and Financing Activities
Cancellation of consulting agreement	$—	$51,765
Common stock and warrants issued for compensation and consulting	$97,000	$—
Purchase of joint venture equity interest	$100	$—
Common stock issued for conversion of related party note payable	$—	$1,750,000
See accompanying notes to condensed consolidated financial statements

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates
Presentation of Interim Information:
The condensed consolidated financial statements included herein have been prepared by Teknik Digital Arts, Inc. (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our Form 10-KSB filed for the year ended September 30, 2007, as filed with the SEC under the Securities Exchange Act of 1934, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2008, and the results of our operations and cash flows for the periods presented. The September 30, 2007 consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Interim results are subject to variations and the results of operations for the six months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.
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
Liquidity
The Company has generated an accumulated net loss of ($9,549,867) (unaudited) from the date of inception January 29, 2003 through March 31, 2008. Our primary sources of liquidity have been proceeds from the sale of equity securities, a revolving line of credit, as well as proceeds from a related party note, the majority of which was converted to equity securities during the year ended September 30, 2007.
Revenue Recognition
The Company derives its revenues primarily from the sale of interactive entertainment equipment and software through the Company’s website and distributors. Revenues are recognized at the time the sale is completed through the Company’s website or when the Company is notified of a sale by its distributors. In addition, to date, the Company has sold League Fees in the amount of $200,000 to a private academy establishing them as a league distributor in perpetuity. The Company has no continuing obligation under the League Fee, therefore, the revenue has been recognized as of March 31, 2008.
Software Development Costs
The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Capitalization of software development costs begins upon the establishment of technological feasibility of the product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors including, but not limited to, anticipated future gross product revenue, estimated economic life, and changes in software and hardware technology. Amortization of capitalized software development costs begins when the products are available for general release to customers and is computed on a product-by-product basis using straight-line amortization with useful lives of five years or, if less, the remaining estimated economic life of the product. In prior periods, amounts related to software development costs have been expensed as the time between when technological feasibility and product marketability were indeterminate and therefore no costs were capitalized. Amounts related to internal software development that could be capitalized under this statement were immaterial.

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
In March 2008, the Financial Accounting Standards Board (“ FASB”) issued (SFAS) No.161, “Disclosures about Derivative Instruments and Hedging Activities” SFAS 161’s objective is to provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.
Consolidated Statements
The consolidated financial statements include the accounts of Teknik Digital Arts, Inc. and its subsidiaries, Playentertainment-Teknik, LLC and Teknik Powergrid, LLC. All significant intercompany balances and transactions have been eliminated in consolidation. As of March 31, 2008, the Company owns 100% of the membership interest of Teknik Powergrid, LLC and 50% of the membership interest of Playentertainment-Teknik, LLC, however, the financial statements of Playentertainment-Teknik, LLC joint venture have been consolidated as the management and operations of Playentertainment-Teknik, LLC are substantially controlled by Teknik Digital Arts, Inc. The other ownership investment is presented as minority interests on the accompanying balance sheets.
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
Diluted loss per share is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options and warrants that are freely exercisable into common stock at less than the prevailing market price. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. As of March 31, 2008, warrants to purchase 6,077,500 shares of common stock were not included in the determination of diluted earnings per share for the three months ended March 31, 2008 as the fair market value of the warrants was less than their exercise price and they were antidilutive for the six months ended March 31, 2008.

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
As of March 31, 2008, the Company had no options outstanding.
Note 2
Related Party Transactions
The Company had an uncollateralized line of credit of $1,000,000 with a related party as of September 30, 2005, with the principal and interest due March 1, 2006. On March 1, 2006, the line of credit was terminated and the outstanding balance was converted to a term note, which bears interest at the rate of 7% per annum with all outstanding principal and interest due on March 1, 2007. On February 5, 2007, the Company issued 5,000,000 shares of common stock as payment towards $900,000 of the related party note. The due date of the remaining outstanding principal and interest balance on the note was extended to March 1, 2008 and continued accruing interest at 7% per annum. During the six months ended March 31, 2008, the remaining principal balance of the note was paid and the note was extinguished. As of March 31, 2008 and September 30, 2007, the Company’s balance on the related party note payable was $0 and $45,917, respectively.
As of March 31, 2008 and September 30, 2007, there was interest accrued on the note of $0 and $223, respectively.
The Company historically paid its joint venture partner, Interactive Laboratories, Inc. formerly known as Powergrid Fitness, Inc. for services related to equipment manufacturing, management, engineering management and sales management. On April 26, 2007, the Company amended their joint venture agreement with Interactive Laboratories, Inc. Under the terms of the original agreement, the Company was required to pay a fee of $100,000 per month beginning August 1, 2006, for services related to equipment manufacturing, management, engineering management and sales management. Under the terms of the amended agreement, the Company was to contract Interactive Laboratories, Inc. to provide consulting services for an irrevocable advance against its future joint venture revenue of $500,000 in the first year of the agreement (August 1, 2006 to July 31, 2007) and $65,000 per month thereafter for the remaining term of the agreement. On April 27, 2007, the Company further amended the agreement with Interactive Laboratories, Inc. Under the terms of this amended agreement, the Company contracted Interactive Laboratories, Inc. to provide consulting services for an irrevocable advance against its future joint venture revenue of $315,000 in the first year of the agreement (August 1, 2006 to July 31, 2007) and $65,000 per month thereafter for the remaining term of the agreement.
On March 31, 2008, Interactive Laboratories, Inc. agreed to sell their 50% interest in the joint venture to the Company for management fees previously paid to Interactive Laboratories, Inc. through November 30, 2007, plus one dollar ($1) and future royalties from the sale of the XR Station® directly to end users, distributors and the XRGames League. During the six months ended March 31, 2008 and 2007, the Company incurred $130,000 and $300,000, of management fees, respectively. Amounts due to Interactive Laboratories, Inc. at March 31, 2008 and September 30, 2007 totaled $1.

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 3
Notes Payable
During the year ended September 30, 2006, the Company entered into an agreement to issue convertible debt. Under the terms of the agreement, the Company intends to offer a maximum of $1,500,000 of debt during the period commencing May 5, 2006 to January 15, 2007. The notes will accrue interest at a rate of 8% per annum with principal and interest due on June 1, 2008. The note holder may convert the note and accrued interest at any time prior to June 1, 2008, into shares of the Company’s common stock at a purchase price per share of $.75, subject to any subsequent issuances of convertible debt at a more favorable conversion rate. The conversion price of $0.75 was less than the fair value of the Company’s common stock at the time of issuance. This resulted in the Company recording a beneficial conversion feature in the amount of $35,333. As the convertible debt can be converted anytime after debt issuance, the Company recorded a charge to interest expense of $35,333 at the time of issuance. In addition, the placement agent was issued 250,000 common stock warrants upon commencement of the agreement to purchase the Company’s common stock at a price of $.75 per share. The Company will issue additional warrants to the placement agent to purchase .5 shares of common stock at $.75 per share for each $1.00 of debt sold up to an additional 250,000 shares of common stock. As of March 31, 2008, the placement agent has raised $355,000 entitling them to an additional 177,500 shares of common stock warrants. The fair value of warrant grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for the aforementioned grants: expected life of warrants of 3 years, risk-free interest rates between 4.83% and 5.26%, volatility between 135% and 138%, and a 0% dividend yield. This resulted in the warrants having been valued at $293,400. As of March 31, 2008 and September 30, 2007, the Company’s balance on the note payable was $355,000 and there was interest accrued on the note of $48,417 and $223, respectively.
On April 17, 2007 the Company entered into a new revolving line of credit agreement with Silicon Valley Bank that will allow the Company to borrow up to $2,000,000. Under the terms of the agreement, the Company is required to file a registration statement within 120 days of the effective date of the agreement. Interest will accrue on the principal amount outstanding under the revolving line at a floating per annum rate equal to the sum of two percent (2.00%) plus the prime rate in effect from time to time, until the Company has filed the registration statement and the registration statement is effective. Thereafter, the Company will pay interest at a rate of one percent (1.00%) plus the prime rate in effect from time to time, with interest due monthly. As of the date of this report, the registration statement is effective and the interest rate on the line of credit is one percent (1.00%) plus the prime rate. In addition, the Company is required to pay a fee equal to three-eighths of one percent (0.375%) per annum of the average unused portion of the revolving line, as determined by the lender. The fee is payable quarterly, in arrears, on a calendar year basis. Principal and interest on the line of credit are due on April 17, 2009. As of March 31, 2008 and September 30, 2007, the Company’s balance on the note payable was $1,725,413 and $825,913, respectively, and there was interest accrued on the note of $9,382 and $5,991, respectively.
On August 20, 2007, the Company entered into a financing agreement to purchase a vehicle. Under the terms of the agreement the Company borrowed $87,104 on a five year note, with payments due monthly beginning October 13, 2007 and accruing interest at a rate of 10.50% per annum. As of March 31, 2008 and September 30, 2007, the Company’s balance on the note payable was $80,382 and $87,104, respectively, and accrued interest on the note was $0 and $0, respectively.

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 4
Equity
On April 27, 2007, the Company entered into an equity line of credit agreement with an investor, whereas, the investor shall invest up to ten million dollars ($10,000,000) to purchase the Company’s common stock over 36 months after a registration statement of the stock has been declared effective. The Company shall, within twenty-one (21) days of the date of this agreement, file a registration statement and the Company shall use all reasonable efforts to have the registration statement declared effective by the SEC within ninety (90) calendar days after the execution date of this equity line of credit agreement. The Company is entitled to deliver a “put” notice to the investor, which states the dollar amount (the “put amount”), which the Company intends to sell to the investor on a closing date (the “put”). The amount the Company shall be entitled to request on each “put” shall be equal to either $250,000 or 200% of the average daily volume multiplied by the average of the three daily closing prices immediately preceding the request date. As of March 31, 2008, the registration statement has been declared effective and the Company has not issued any common stock pursuant to this agreement.
Note 5
Significant Customers
For the six months ended March 31, 2008, the Company had one (1) customer who accounted for approximately 100% of total sales revenue. As of March 31, 2008, there was $299,000 of outstanding accounts receivable from this customer.
Note 6
Going Concern
As discussed in the Company’s Form 10-KSB for the fiscal year ended September 30, 2007, the Company has incurred operating losses and negative cash flows from its operations to date. Realization of a major portion of the assets is dependent upon the Company’s ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. As discussed in the Company’s form 10-KSB, our Company’s auditors expressed a going concern opinion for the fiscal year ended September 30, 2007.

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
In August 2006, we formed a joint venture with Interactive Laboratories, Inc. formerly known as Powergrid Fitness, Inc. to develop the Power Gaming League and distribute the exclusively-licensed XR Station® physically interactive video game controller. The XR Station® was awarded the 2006 Consumer Electronics Show Electronic Gaming innovation of the year. The controller is isometric based, works with all games on personal computers, XBox, Sony Playstation 2, and Ninetendo’s GameCube. According to clinical medical trials, the video game player can burn up to 250 calories per hour and build muscle fitness utilizing the controller. The Power Gaming League and XR Station® launched during the three months ended March 31, 2008. As of March 31, 2008, the Company has purchased Interactive Laboratories, Inc.’s interest in the joint venture and therefore owns 100% of the joint venture.
Customers will be able to join the Power Gaming League and purchase the XR Station® online. The league currently plans to charge customers a monthly fee of $15 to play in the league and $199 retail for the controller. All XR Station® equipment will be delivered by a contracted fulfillment house to individual customers and retailers. This arrangement will save the Company the overhead of operating a distribution warehouse. Additionally the Company has agreed to provide its online physically interactive video gaming technology, support and equipment to Westwind Community Schools, which offers the approved extracurricular activity THE XR GAMES. COM, an online video gaming league/club available to all Arizona students in grades K through 12.

Since our inception, our aggregate loss from operations is ($9,549,867) as of March 31, 2008. This loss has been primarily related to research, development and general and administrative costs. As of March 31, 2008, we had two full time employees, including one in sales and marketing and one in finance and administration. We intend to hire additional employees as needed. We also retain independent contractors to provide various services, primarily in connection with our software development and sales activities. We are not subject to any collective bargaining agreements and we believe that our relationship with our employees is good.
Summary Plan of Operations
As of the date of this report, we require approximately $80,000 to $90,000 per month to fund our recurring operations. This amount may increase as we expand our development efforts to include additional product offerings. Our cash needs are primarily attributable to insurance costs, payroll related expenses, as well as professional fees associated with being a public company. As of the date of this report, we have funded our working capital requirements from past borrowings under our related party revolving line of credit, which has been converted to a term note as of March 1, 2006, and subsequently converted to equity securities, as well as a $2,000,000 line of credit with Silicon Valley Bank. We have a commitment for a $10,000,000 equity line of credit agreement with an investor. We believe that this will be sufficient for us to fund our recurring operations. We currently anticipate that if our capital requirements increase and we are, therefore, required to raise additional capital, we will raise such additional funds through the sale of equity or debt securities and from the exercise of outstanding warrants. The amount of funds raised, if any, will determine what additional projects we will be able to undertake. No assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on terms acceptable to us. In addition, no assurance can be given that our outstanding warrants will be exercised, if ever, at a time when we may need such funds for our operations. Over the next 12 months, we intend to continue to devote our research and development resources to the development of our physically interactive gaming project, which has been launched as of March 31, 2008.
Revenue
During the six months ended March 31, 2008, the Company generated revenues associated with the sale of the physically interactive XR Station® and League software to the XR Games.com as well as a small amount of revenue related to our mobile phone game applications. Our business model contemplates that we will derive revenue from one-time fees charged in connection with the initial sale of our products and possible monthly or one-time subscriptions to various leagues. We anticipate generating minimal revenue from the sale of applications for mobile phones, personal computers and console game systems and the majority, if not all of our revenues, will be generated from our physically interactive gaming products and leagues.
Expenses
We intend to focus our resources on further developing the Power Gaming League and distribute the exclusively-licensed XR Station® physically interactive video game controller.
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
We have incurred significant expenses from inception through March 31, 2008, which are primarily attributable to charges incurred during our development stage. Since our inception, we have incurred a net loss of $9,549,867. Approximately $6,011,000 of expenses have been attributable to non-cash charges taken since inception related to stock issuances for compensation, consulting and stock and warrants issued in relation to software development costs, financing, as well as a legal settlement.
Comparisons of the three months ended March 31, 2008 and 2007
Revenues increased approximately 100% from $18 for the three months ended March 31, 2007 to $299,009 for the three months ended March 31, 2008. This was a result of the Company launching the physically interactive XR Station® through the Power Gaming League and THE XR GAMES during the three months ended March 31, 2008. Our general and administrative expenses decreased approximately 85.2% from $883,047 for the three months ended March 31, 2007 to $130,775 for the three months ended March 31, 2008. The decrease is primarily attributable to expenses incurred during the three months ended March 31, 2007, related to the non-cash expenses issuance of common stock for satisfaction of a portion of related party debt, as well as the restructuring of the agreement with Interactive Laboratories, Inc. resulting in no management fees incurred during the three months ended March 31, 2008.
Comparisons of the six months ended March 31, 2008 and 2007
Revenues increased approximately 100% from $23 for the six months ended March 31, 2007 to $299,023 for the six months ended March 31, 2008. This was a result of the Company launching the physically interactive XR Station® through the Power Gaming League and THE XR GAMES during the six months ended March 31, 2008. Our general and administrative expenses decreased approximately 57.6% from $1,319,890 for the six months ended March 31, 2007 to $559,255 for the six months ended March 31, 2008. The decrease is primarily attributable to expenses incurred during the six months ended March 31, 2007, related to the non-cash expenses issuance of common stock for satisfaction of a portion of related party debt, as well as the restructuring of the agreement with Interactive Laboratories, Inc. resulting in a decrease in management fees incurred during the six months ended March 31, 2008. The decrease is slightly offset by non-cash expenses incurred in connection with stock and warrants issued for compensation during the six months ended March 31, 2008. Research and development costs decreased 100% from $254 for the six months ended March 31, 2007 to $0 for the six months ended March 31, 2008. This decrease is attributable to the discontinuation of our mobile applications software development.
Liquidity and capital resources
Our primary sources of liquidity are proceeds from past borrowings under our revolving line of credit and, to a lesser extent, proceeds from the sale of equity securities. On March 1, 2006, our line of credit was terminated and the outstanding balance on the line of credit was converted to a term note, which bears interest at the rate of 7% per annum with principal and interest due on March 1, 2007. On February 5, 2007, the Company issued 5,000,000 shares of common stock in satisfaction of $900,000 of the note and extended the due date of the remaining balance on the note payable to March 1, 2008. The note was held by a related party, CodeFire Acquisition Corp., or CAC, which holds 40.3% of our issued and outstanding common stock. As of March 31, 2008, the note has been completely paid off. As of March 31, 2008 and September 30, 2007, we had an outstanding balance on the note of $0 and $45,917 respectively.
As of March 31, 2008 and September 30, 2007, there was interest accrued on the note of $0 and $223, respectively.
On April 17, 2007 the Company entered into a new revolving line of credit agreement with Silicon Valley Bank that will allow the Company to borrow up to $2,000,000. Under the terms of the agreement, the Company is required to file a registration statement within 120 days of the effective date of the agreement. The Company filed the original registration statement on June 20, 2007. The registration was declared effective on March 14, 2008. Interest accrued on the principal amount outstanding under the revolving line at a floating per annum rate equal to the sum of two percent (2.00%) plus the prime rate in effect from time to time, until the Company filed the registration statement and the registration statement was effective. Thereafter, the Company will pay interest at a rate of one percent (1.00%) plus the prime rate in effect from time to time, with interest due monthly. In addition, the Company is required to pay a fee equal to three-eighths of one percent (0.375%) per annum of the average unused portion of the revolving line, as determined by the lender. The fee is payable quarterly, in arrears, on a calendar year basis. As of March 31, 2008 and September 30, 2007, the Company’s balance on the note payable was $1,725,413 and $825,913, respectively, and there was interest accrued on the note of $9,382 and $5,991, respectively.
As of March 31, 2008 and September 30, 2007, we had cash and cash equivalents amounting to $252,292 and $21,162, respectively, and prepaid expenses of $47,111 and $22,965, respectively. Our liquidity needs are primarily to fund working capital requirements, including general and administration and developmental expenses. The largest use of our funds has been used in funding the Teknik-Powergrid JV, LLC, professional fees and general and administrative expenses including salaries and related expenses.
As of March 31, 2008, we had total current liabilities of $2,418,072 and had total current assets of $598,562, with our current liabilities exceeding our current assets by $1,819,510. As of September 30, 2007, we had total current liabilities of $1,691,224 and had total current assets of $129,044, with our current liabilities exceeding our current assets by $1,562,180.
Management believes that its borrowing capacity under the outstanding line of credit, as well as financing generated through the sale of convertible debt, together with future sales of equity or debt securities, will provide the Company with its immediate financial requirements to enable it to continue as a going concern. The raising of additional capital in public or private markets will primarily be dependent upon prevailing market conditions and the demand for the Company’s products and services. No assurances can be given that the Company will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on terms acceptable to the Company. In the event we are unable to raise additional funds, we could be required to either substantially reduce or terminate our operations.
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
Item 6. Exhibits.
(a)	The following exhibits are filed herewith pursuant to Regulation S-B.
Exhibit Index

Exhibit
No.	Description

31.1	Section 302 Certification of President and Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32	Section 906 Certification
SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 12, 2008	TEKNIK DIGITAL ARTS, INC.
	By	/s/ John R. Ward
John R. Ward
President, Chief Executive Officer, and Chief Financial Officer