Form 10QSB
period 2008-06-30
Teknik Digital Arts Inc.
filed 2008-08-14
CIK 1299648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
Form 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
(480) 443-1488

(Issuer’s telephone number)
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     On May 1, 2008, the registrant had outstanding 17,167,810 shares of Common Stock, par value $0.001 per share.
     Transitional Small Business Disclosure Format: Yes ☐ No ☑

Teknik Digital Arts, Inc. and Subsidiaries
Form 10-QSB
For the Quarter Ended June 30, 2008

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
Part I -— FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	September 30,
	2008	2007
Current Assets:
Cash and cash equivalents	$321,277	$21,162
Accounts receivable	159	140
Inventory	111,769	—
Deposit	—	84,777
Prepaid expenses	33,828	22,965

Total Current Assets	467,033	129,044

Property and equipment, net	150,743	173,440

Other Assets:
Licenses	100	100
Security deposit	1,000	1,000

Total Other Assets	1,100	1,100

Total Assets	$618,876	$303,584

Current Liabilities:
Note payable — related party	$—	$45,917
Notes payable	2,052,078	1,268,017
Accounts payable	255,722	333,728
Accrued payroll	—	3,368
Accrued interest	9,877	40,194

Total Current Liabilities	2,317,677	1,691,224

Minority interest in joint ventures	37,500	37,600

Total Liabilities and Minority Interest	2,355,177	1,728,824

Stockholders’ Equity (Deficit):
Common stock — $.001 par value; 50,000,000 shares authorized, 17,761,926 and 15,239,704 shares issued; 17,167,810 and 14,645,588 shares outstanding at June 30, 2008 and September 30, 2007, respectively	17,762	15,240
Additional paid-in capital	8,336,158	7,740,304
Accumulated deficit	(10,037,681)	(9,128,244)
Less: Treasury stock at cost, 594,116 shares	(52,540)	(52,540)

Total Stockholders’ Deficit	(1,736,301)	(1,425,240)

Total Liabilities and Stockholders’ Deficit	$618,876	$303,584

See accompanying notes to condensed consolidated financial statements

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three	Three	Nine	Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Sales, Net	$(299,000)	$—	$23	$23

Cost of Sales	(111,768)	—	4	4

Gross Profit (loss)	(187,232)	—	19	19

General and Administrative Expenses	264,624	159,163	823,879	1,479,053
Research and Development Costs	—	—	—	254

Income / (Loss) from Operations	(451,856)	(159,163)	(823,860)	(1,479,288)

Other Income (Expense):
Interest Expense	(35,958)	(3,642)	(85,677)	(56,174)
Miscellaneous Income	—	—	100	—

	(35,958)	(3,642)	(85,577)	(56,174)

Minority interest portion of joint venture loss	—	106,460	—	106,460

Net Loss	$(487,814)	$(56,345)	$(909,437)	$(1,429,002)

Net Loss per common share, basic & diluted:	$(0.03)	$(0.00)	$(0.06)	$(0.12)

Shares used in computing net Loss per common share:
Weighted Average Common Shares Outstanding basic & diluted	15,157,493	14,401,083	14,907,753	12,053,054
See accompanying notes to condensed consolidated financial statements

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)
FOR THE NINE MONTHS ENDED JUNE 30, 2008

						Total
			Additional	Treasury		Stockholders’
	Common Stock		Paid-in	Stock	Accumulated	Equity
	Shares	Amount	Capital	at Cost	Deficit	(Deficit)
Balance at September 30, 2007	15,239,704	$15,240	$7,740,304	$(52,540)	$(9,128,244)	(1,425,240)

Stock issued for services (unaudited)	550,000	550	95,450	—	—	96,000

Warrants granted for compensation (unaudited)	—	—	94,750	—	—	94,750

Capital contribution (unaudited)	—	—	53,229	—	—	53,229

Stock issued for conversion of note payable (unaudited)	1,972,222	1,972	353,028	—	—	355,000

Adjust fair market value of stock compensation issued for services (unaudited)	—	—	(603)	—	—	(603)

Net loss for the six months ended June 30, 2008 (unaudited)	—	—	—	—	(909,437)	(909,437)

Balance at June 30, 2008 (unaudited)	17,761,926	$17,762	$8,336,158	$(52,540)	$(10,037,681)	$(1,736,301)

See accompanying notes to condensed consolidated financial statements

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine	Nine
	Months Ended	Months Ended
	June 30,	June 30,
	2008	2007
Increase/(Decrease) in Cash and Cash Equivalents:
Cash flows from operating activities:
Net Loss	$(909,437)	$(1,429,002)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation	31,121	2,301
Common stock issued in excess of conversion of related party note payable	—	850,000
Market value adjustment of compensation	(603)	(187,295)
Purchase of joint venture equity interest	(100)	—
Common stock issued and warrants granted for compensation of consultants	190,750	57,500
Capital contribution for interest relief	53,229	—
Accrued management fees		300,000
Accrued financing fees	—	10,913
Changes in Assets and Liabilities:
Accounts receivable	(19)	(19)
Prepaid expenses	(10,863)	263,916
Inventory	(111,769)	—
Deposit	84,777	—
Security Deposit	—	—
Accounts payable	(78,006)	(27,631)
Accrued payroll	(3,368)
Accrued interest	(30,317)	(6,726)
Minority interest portion of loss	—	(106,460)

Net cash used by operating activities	(784,605)	(272,503)

Cash flows from investing activities:
Purchase of fixed assets	(8,424)	(18,000)

Net cash used in investing activities	(8,424)	(18,000)

Cash flows from financing activities:
Proceeds from note payable — related party	—	90,545
Proceeds from notes payable	1,149,500	400,000
Payments related to capital lease	—	(380)
Payments on note payable — related party	(45,917)	(11,691)
Payments on notes payable	(10,439)	—
Distribution to related party	—	(75,000)

Net cash provided by financing activities	1,093,144	403,474

Net change in cash and cash equivalents	300,115	112,971

Cash and cash equivalents at beginning of period	21,162	42,387

Cash and cash equivalents at end of period	$321,277	$155,358

See accompanying notes to condensed consolidated financial statements

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Nine	Nine
	Months Ended	Months Ended
	June 30,	June 30,
	2008	2007
Supplemental Information:
Interest paid	$84,450	$62,900
Income taxes paid	$—	$—

Non-Cash Investing and Financing Activities
Cancellation of consulting agreement	$—	$51,765
Common stock and warrants issued for compensation and consulting	$190,750	$57,500
Purchase of joint venture equity interest	$100	$—
Common stock issued for conversion of related party note payable	$—	$1,750,000
Stock issued for conversion of notes payable	$355,000	$—
Capital contribution	$53,229	$—
Financing fees related to note payable	$—	$10,913
Conversion of due to related party to minority interest	$—	$211,250
See accompanying notes to condensed consolidated financial statements

TEKNIK DIGITAL ARTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates
Presentation of Interim Information:
The condensed consolidated financial statements included herein have been prepared by Teknik Digital Arts, Inc. (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our Form 10-KSB filed for the year ended September 30, 2007, as filed with the SEC under the Securities Exchange Act of 1934, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at June 30, 2008, and the results of our operations and cash flows for the periods presented. The September 30, 2007 consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Interim results are subject to variations and the results of operations for the nine months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.
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
Liquidity
The Company has generated an accumulated net loss of ($10,037,681) (unaudited) from the date of inception January 29, 2003 through June 30, 2008. Our primary sources of liquidity have been proceeds from the sale of equity securities, a revolving line of credit, as well as proceeds from a related party note, the majority of which was converted to equity securities during the year ended September 30, 2007.
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
In December 2007, the FASB issued (SFAS) No.160, “Noncontrolling Interests in Consolidated Financial Statements” — including an amendment of ARB No. 51. SFAS 160 intends to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements and is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting this standard, however, we do not believe that the adoption of SFAS No. 160 will have a material effect on our results of operations or financial position.
In December 2007, the FASB issued (SFAS) No.141(R), “Business Combinations” SFAS 141(R)’s objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The statement is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting this standard, however, we do not believe that the adoption of SFAS No. 141(R) will have a material effect on our results of operations or financial position.
In March 2008, the FASB issued (SFAS) No.161, “Disclosures about Derivative Instruments and Hedging Activities” SFAS 161’s objective is to provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.
In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP 142-3 on its financial position and results of operations.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The implementation of this standard will not have a material impact on our financial position and results of operations.
Consolidated Statements
The consolidated financial statements include the accounts of Teknik Digital Arts, Inc. and its subsidiaries, Playentertainment-Teknik, LLC and Teknik Powergrid, LLC. All significant intercompany balances and transactions have been eliminated in consolidation. As of June 30, 2008, the Company owns 100% of the membership interest of Teknik Powergrid, LLC and 50% of the membership interest of Playentertainment-Teknik, LLC, however, the financial statements of Playentertainment-Teknik, LLC joint venture have been consolidated as the management and operations of Playentertainment-Teknik, LLC are substantially controlled by Teknik Digital Arts, Inc. The other ownership investment is presented as minority interests on the accompanying balance sheets.
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
Diluted loss per share is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options and warrants that are freely exercisable into common stock at less than the prevailing market price. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. As of June 30, 2008, warrants to purchase 5,827,500 shares of common stock were not included in the determination of diluted loss per share as their effect was anti-dilutive.
Stock-Based Compensation
Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards Board No. 123(R), “Share-Based Payment,” using the modified prospective-transition method. Under this transition method, compensation expense recognized includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated and (b) compensation expense for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model and amortized to expense over the options’ vesting period. All options granted by the Company were fully vested as of December 31, 2005.
As of June 30, 2008, the Company had no options outstanding.
Note 2
Related Party Transactions
The Company had an uncollateralized line of credit of $1,000,000 with a related party as of September 30, 2005, with the principal and interest due March 1, 2006. On March 1, 2006, the line of credit was terminated and the outstanding balance was converted to a term note, which bears interest at the rate of 7% per annum with all outstanding principal and interest due on March 1, 2007. On February 5, 2007, the Company issued 5,000,000 shares of common stock as payment towards $900,000 of the related party note. The due date of the remaining outstanding principal and interest balance on the note was extended to March 1, 2008 and continued accruing interest at 7% per annum. During the nine months ended June 30, 2008, the remaining principal balance of the note was paid and the note was extinguished. As of June 30, 2008 and September 30, 2007, the Company’s balance on the related party note payable was $0 and $45,917, respectively.
As of June 30, 2008 and September 30, 2007, there was interest accrued on the note of $0 and $223, respectively.

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
On March 31, 2008, Interactive Laboratories, Inc. agreed to sell their 50% interest in the joint venture to the Company for management fees previously paid to Interactive Laboratories, Inc. through November 30, 2007, plus one dollar ($1) and future royalties from the sale of the XR Station® directly to end users, distributors and the XRGames League. During the nine months ended June 30, 2008 and 2007, the Company incurred $130,000 and $300,000, of management fees, respectively.
Note 3
Notes Payable
During the year ended September 30, 2006, the Company entered into an agreement to issue convertible debt. Under the terms of the agreement, the Company was to offer a maximum of $1,500,000 of debt during the period commencing May 5, 2006 to January 15, 2007. The notes accrue interest at a rate of 8% per annum with principal and interest due on June 1, 2008. The note holder may convert the note and accrued interest at any time prior to June 1, 2008, into shares of the Company’s common stock at a purchase price per share of $.75, subject to any subsequent issuances of convertible debt at a more favorable conversion rate. The conversion price of $0.75 was less than the fair value of the Company’s common stock at the time of issuance. This resulted in the Company recording a beneficial conversion feature in the amount of $35,333. As the convertible debt can be converted anytime after debt issuance, the Company recorded a charge to interest expense of $35,333 at the time of issuance. In addition, the placement agent was issued 250,000 common stock warrants upon commencement of the agreement to purchase the Company’s common stock at a price of $.75 per share. The Company issued additional warrants to the placement agent to purchase .5 shares of common stock at $.75 per share for each $1.00 of debt sold up to an additional 250,000 shares of common stock. As of June 30, 2008, the placement agent has raised $355,000 entitling them to an additional 177,500 shares of common stock warrants. The fair value of warrant grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for the aforementioned grants: expected life of warrants of 3 years, risk-free interest rates between 4.83% and 5.26%, volatility between 135% and 138%, and a 0% dividend yield. This resulted in the warrants having been valued at $293,400. On June 1, 2008, the note payable and accrued interest was converted into 1,972,222 shares of common stock, As of June 30, 2008 and September 30, 2007, the Company’s balance on the note payable was $0 and $355,000, respectively, and there was interest accrued on the note of $0 and $223, respectively.
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
Note 3
Notes Payable (Continued)
line, as determined by the lender. The fee is payable quarterly, in arrears, on a calendar year basis. Principal and interest on the line of credit are due on April 17, 2009. As of June 30, 2008 and September 30, 2007, the Company’s balance on the note payable was $1,975,413 and $825,913, respectively, and there was interest accrued on the note of $9,877 and $5,991, respectively.
On August 20, 2007, the Company entered into a financing agreement to purchase a vehicle. Under the terms of the agreement the Company borrowed $87,104 on a five year note, with payments due monthly beginning October 13, 2007 and accruing interest at a rate of 10.50% per annum. As of June 30, 2008 and September 30, 2007, the Company’s balance on the note payable was $76,665 and $87,104, respectively, and accrued interest on the note was $0 and $0, respectively.
Note 4
Equity
On April 27, 2007, the Company entered into an equity line of credit agreement with an investor, whereas, the investor shall invest up to ten million dollars ($10,000,000) to purchase the Company’s common stock over 36 months after a registration statement of the stock has been declared effective. The Company shall, within twenty-one (21) days of the date of this agreement, file a registration statement and the Company shall use all reasonable efforts to have the registration statement declared effective by the SEC within ninety (90) calendar days after the execution date of this equity line of credit agreement. The Company is entitled to deliver a “put” notice to the investor, which states the dollar amount (the “put amount”), which the Company intends to sell to the investor on a closing date (the “put”). The amount the Company shall be entitled to request on each “put” shall be equal to either $250,000 or 200% of the average daily volume multiplied by the average of the three daily closing prices immediately preceding the request date. As of June 30, 2008, the registration statement has been declared effective and the Company has not issued any common stock pursuant to this agreement.
Note 5
Revenues
The Company launched the physically interactive XR Station® through the Power Gaming League and THE XR GAMES during the three months ended March 31, 2008 and recorded $299,000 of revenues associated with a sale to Westwind Academies. Subsequent to the sale, the Company had an opportunity to make the XR Station® sold in the three months ended March 31, 2008 compatible with the XBOX360. The Company agreed to have all XR Station® units previously sold, upgraded with a conversion board from the Chinese manufacturer for this upgrade. The Chinese manufacturer has informed the Company that the XR Station® is now fully functioning with the XBOX 360. Since the Company has not tested the units for functionality, the prior quarter sale has been reversed in the three months ended June 30, 2008, until such testing is completed and the Company confirms functionality.
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
In August 2006, we formed a joint venture with Interactive Laboratories, Inc. formerly known as Powergrid Fitness, Inc. to develop the Power Gaming League and distribute the exclusively-licensed XR Station® physically interactive video game controller. The XR Station® was awarded the 2006 Consumer Electronics Show Electronic Gaming innovation of the year. The controller is isometric based, works with all games on personal computers, XBox, Sony Playstation 2, and Ninetendo’s GameCube. According to clinical medical trials, the video game player can burn up to 250 calories per hour and build muscle fitness utilizing the controller. The Power Gaming League and XR Station® launched during the nine months ended June 30, 2008. As of June 30, 2008, the Company has purchased Interactive Laboratories, Inc.’s interest in the joint venture and therefore owns 100% of the joint venture.
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

Since our inception, our aggregate loss from operations is ($10,037,681) as of June 30, 2008. This loss has been primarily related to research, development and general and administrative costs. As of June 30, 2008, we had two full time employees, including one in sales and marketing and one in finance and administration. We intend to hire additional employees as needed. We also retain independent contractors to provide various services, primarily in connection with our software development and sales activities. We are not subject to any collective bargaining agreements and we believe that our relationship with our employees is good.
Summary Plan of Operations
As of the date of this report, we require approximately $60,000 to $70,000 per month to fund our recurring operations. This amount may increase as we expand our development efforts to include additional product offerings. Our cash needs are primarily attributable to insurance costs, payroll related expenses, as well as professional fees associated with being a public company. As of the date of this report, we have funded our working capital requirements from past borrowings under our related party revolving line of credit, which has been converted to a term note as of March 1, 2006, and subsequently converted to equity securities, as well as a $2,000,000 line of credit with Silicon Valley Bank. We have a commitment for a $10,000,000 equity line of credit agreement with an investor. We believe that this will be sufficient for us to fund our recurring operations. We currently anticipate that if our capital requirements increase and we are, therefore, required to raise additional capital, we will raise such additional funds through the sale of equity or debt securities. The amount of funds raised, if any, will determine what additional projects we will be able to undertake. No assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on terms acceptable to us. In addition, no assurance can be given that our outstanding warrants will be exercised, if ever, at a time when we may need such funds for our operations. Over the next 12 months, we intend to continue to devote our research and development resources to the development of our physically interactive gaming project, which has been launched as of June 30, 2008.
Revenue
During the nine months ended June 30, 2008, the Company generated a small amount of revenue related to our mobile phone game applications. Our business model contemplates that we will derive revenue from one-time fees charged in connection with the initial sale of our products and possible monthly or one-time subscriptions to various leagues. We anticipate generating minimal revenue from the sale of applications for mobile phones, personal computers and console game systems and the majority, if not all of our revenues, will be generated from our physically interactive gaming products and leagues.
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
We have incurred significant expenses from inception through June 30, 2008, which are primarily attributable to charges incurred during our development stage. Since our inception, we have incurred a net loss of $10,037,681. Approximately $6,127,000 of expenses have been attributable to non-cash charges taken since inception related to stock issuances for compensation, consulting and stock and warrants issued in relation to software development costs, financing, as well as a legal settlement.
Comparisons of the three months ended June 30, 2008 and 2007
Revenues decreased 100% from $0 for the three months ended June 30, 2007 to $(299,000) for the three months ended June 30, 2008. This was a result of the Company launching the physically interactive XR Station® through the Power Gaming League and THE XR GAMES during the three months ended March 31, 2008 and recording $299,000 of revenues associated with a sale to Westwind Academies. Subsequent to the sale, the Company had an opportunity to make the XR Station® sold in the three months ended March 31, 2008 compatible with the XBOX360. The Company agreed to have all XR Station® units previously sold, upgraded with a conversion board from the Chinese manufacturer for this upgrade. The Chinese manufacturer has informed the Company that the XR Station® is now fully functioning with the XBOX 360. Since the Company has not tested the units for functionality, the prior quarter sale has been reversed in the three months ended June 30, 2008, until such testing is completed and the Company confirms functionality. Although management believes the sale was properly recorded in the three months ended March 31, 2008, management felt it was strategically important to provide this additional functionality to enhance our relationship with Westwind Academy for future opportunities. Our general and administrative expenses increased approximately 66.3% from $159,163 for the three months ended June 30, 2007 to $264,624 for the three months ended June 30, 2008. The increase is primarily attributable to expenses incurred during the three months ended June 30, 2008, related to non-cash expenses for stock issued for services and common stock warrants related to convertible debt that was converted during the three months ended June 30, 2008.
Comparisons of the nine months ended June 30, 2008 and 2007
Revenues were $23 for the nine months ended June 30, 2007 and June 30, 2008. Our general and administrative expenses decreased approximately 44.3% from $1,479,053 for the nine months ended June 30, 2007 to $823,879 for the nine months ended June 30, 2008. The decrease is primarily attributable to non-cash costs incurred in connection with the Company issuing common stock to satisfy a portion of the related party note payable, as well as costs incurred in connection with funding the operations of the Teknik-Powergrid JV, LLC, during the nine months ended June 30, 2007. In addition, the Company restructured their agreement with Interactive Laboratories, Inc. resulting in a decrease in management fees incurred during the nine months ended June 30, 2008. Research and development costs decreased 100% from $254 for the nine months ended June 30, 2007 to $0 for the nine months ended June 30, 2008. This decrease is attributable to the discontinuation of our mobile applications software development.
Liquidity and capital resources
Our primary sources of liquidity are proceeds from past borrowings under our revolving line of credit and, to a lesser extent, proceeds from the sale of equity securities. On March 1, 2006, our line of credit was terminated and the outstanding balance on the line of credit was converted to a term note, which bears interest at the rate of 7% per annum with principal and interest due on March 1, 2007. On February 5, 2007, the Company issued 5,000,000 shares of common stock in satisfaction of $900,000 of the note and extended the due date of the remaining balance on the note payable to March 1, 2008. The note was held by a related party, CodeFire Acquisition Corp., or CAC, which holds 35.0% of our issued and outstanding common stock. As of June 30, 2008, the note has been completely paid off. As of June 30, 2008 and September 30, 2007, we had an outstanding balance on the note of $0 and $45,917 respectively.
As of June 30, 2008 and September 30, 2007, there was interest accrued on the note of $0 and $223, respectively.

On April 17, 2007 the Company entered into a new revolving line of credit agreement with Silicon Valley Bank that will allow the Company to borrow up to $2,000,000. Under the terms of the agreement, the Company is required to file a registration statement within 120 days of the effective date of the agreement. The Company filed the original registration statement on June 20, 2007. The registration was declared effective on March 14, 2008. Interest accrued on the principal amount outstanding under the revolving line at a floating per annum rate equal to the sum of two percent (2.00%) plus the prime rate in effect from time to time, until the Company filed the registration statement and the registration statement was effective. Thereafter, the Company will pay interest at a rate of one percent (1.00%) plus the prime rate in effect from time to time, with interest due monthly. In addition, the Company is required to pay a fee equal to three-eighths of one percent (0.375%) per annum of the average unused portion of the revolving line, as determined by the lender. The fee is payable quarterly, in arrears, on a calendar year basis. As of June 30, 2008 and September 30, 2007, the Company’s balance on the note payable was $1,975,413 and $825,913, respectively, and there was interest accrued on the note of $9,877 and $5,991, respectively.
As of June 30, 2008 and September 30, 2007, we had cash and cash equivalents amounting to $321,277 and $21,162, respectively, and prepaid expenses of $33,828 and $22,965, respectively. Our liquidity needs are primarily to fund working capital requirements, including general and administration and developmental expenses. The largest use of our funds has been used in funding the Teknik-Powergrid JV, LLC, professional fees and general and administrative expenses including salaries and related expenses.
As of June 30, 2008, we had total current liabilities of $2,317,677 and had total current assets of $467,033, with our current liabilities exceeding our current assets by $1,850,644. As of September 30, 2007, we had total current liabilities of $1,691,224 and had total current assets of $129,044, with our current liabilities exceeding our current assets by $1,562,180.
Management believes that future sales of equity or debt securities will provide the Company with its immediate financial requirements to enable it to continue as a going concern. The raising of additional capital in public or private markets will primarily be dependent upon prevailing market conditions and the demand for the Company’s products and services. No assurances can be given that the Company will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on terms acceptable to the Company. In the event we are unable to raise additional funds, we could be required to either substantially reduce or terminate our operations.
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

TEKNIK DIGITAL ARTS, INC.
Dated: August 14, 2008	By /s/ John R. Ward
John R. Ward
President, Chief Executive Officer, and Chief Financial Officer